Form 10-Q
period 2008-06-30
BNH INC
filed 2008-08-07
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-150266

BNH INC.
(Name of small business issuer as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BNH INC.
c/o Nehemya Hesin
29 Rashbi St. Apt # 19
Modiin Illit, Israel, 71919

(Address of principal executive offices, including zip code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The issuer had 7,000,000 shares of its common stock issued and outstanding as of August 6, 2008.

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this quarterly report, the terms “BNH,” “Company,” “we,” or “our,” unless the context otherwise requires, mean BNH Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions in the United States and Israel.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

PART I
Item 1. Financial Statements.
BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$17,366	$26,440
Prepaid expenses	970	-

Total current assets	18,336	26,440

Total Assets	$18,336	$26,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,238	$488
Accrued liabilities	2,250	20,500
Due to shareholder	250	250

Total current liabilities	3,738	21,238

Total liabilities	3,738	21,238

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,000,000 and 6,000,000 shares issued and outstanding respectively	7,000	6,000
Additional paid-in capital	48,000	24,000
Paid stock subscription	-	1,000
(Deficit) accumulated during development stage	(40,402)	(14,604)

Total stockholders' equity	14,598	16,396

Total Liabilities and Stockholders' Equity	$18,336	$37,634

 The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Cumulative From Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-

Professional fees	2,250	12,000	32,500
Filing fees	2,030	2,030	2,030
Officers' compensation paid by issued shares	-	-	4,750
Organization costs	-	-	488
Bank charges	23	574	634

Total general and administrative expenses	4,303	14,604	40,402

(Loss) from Operations	(4,303)	(14,604)	(40,402)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(4,303)	$(14,604)	$(40,402)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,000,000	6,879,121

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months Ended March 31, 2008	Cumulative From Inception

Operating Activities:
Net (loss)	$(14,604)	$(40,402)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	(970)	(970)
Accounts payable	750	1,238
Accrued liabilites	(18,250)	2,250

Net Cash Used in Operating Activities	(33,074)	(33,134)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Loan from shareholder	-	250
Issuance of common stock for cash	24,000	50,250

Net Cash Provided by Financing Activities	24,000	50,500

Net (Decrease) Increase in Cash	$(9,074)	17,366

Cash - Beginning of Period	26,440	-

Cash - End of Period	$17,366	$17,366

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500 to an officer of the Company for services rendered.
On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250 to an officer of the Company for services rendered.
On November 12, 2007, the Company issued 3,000,000 shares of common stock, valued at $3,000 to an officer of the Company for services rendered.

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

BNH Inc. (the “Company”) is a Nevada corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007. The proposed business plan of the Company is to establish the Company as a distributor of bio-degradable plastic utensils. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 250,000 shares of common stock to Mrs. Goldy Klein, Secretary, for cash payment of $250 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500 to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250 to an officer of the Company for services rendered.

On November 12, 2007, the Company issued 3,000,000 shares of common stock, valued at $3,000 to an officer of the Company for services rendered.

In addition, on November 30, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.025 per share. As of December 27, 2007, the Company had received $26,000 in proceeds from the PPO. As of January 23, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three months ended June 30, 2008 and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three months ended June 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of March 31, 2008, in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008 and December 31, 2007, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2008 and December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008 and December 31, 2007, and expenses for the period ended June 30, 2008 and December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to establish the Company as a distributor of bio-plastic utensils.

During the period ended June 30, 2008 and December 31, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.025 per share. As of June 30, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008 and December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Loan from Stockholder

As of June 30, 2008 and December 31, 2007, a loan from an individual who is a stockholder of the Company amounted to $250. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

4.  Common Stock

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 250,000 shares of common stock to Mrs. Goldy Klein, Secretary, for cash payment of $250 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500 to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250 to an officer of the Company for services rendered.

On November 12, 2007, the Company issued 3,000,000 shares of common stock, valued at $3,000 to an officer of the Company for services rendered.

In addition, on November 30, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.025 per share. As of December 27, 2007, the Company had received $26,000 in proceeds from the PPO. As of January 23, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

5.  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2008 and December 31, 2007, was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,359	$5,934
Change in valuation allowance	(3,359)	(5,934)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2008 and December 31, 2007, as follows:
	2008	2007

Loss carryforwards	$9,292	$5,934
Less - Valuation allowance	(9,292)	(5,934)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2008 and December 31, 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2008, the Company had approximately $40,402 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

6. Related Party Transactions

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 250,000 shares of common stock to Mrs. Goldy Klein, Secretary, for cash payment of $250 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500 to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250 to an officer of the Company for services rendered.

On November 12, 2007, the Company issued 3,000,000 shares of common stock, valued at $3,000 to an officer of the Company for services rendered.

As described in Note 3, as of December 31, 2007, the Company owed $250 to an individual who is a stockholder of the Company.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

7.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities that prepare consolidated financial statements, except not-for-profit organizations, to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We have not generated any revenue since our inception. We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months.

Plan of Operation

We have not had any revenues since our inception on September 4, 2007. Over the next twelve months we intend to create a customer base in environmentally conscious retail locations and among foodservice operators.

Our objective is to purchase bioplastic utensils from Far-East manufacturers and import these bioplastic utensils initially to Israel for distribution to both retail and foodservice industry customers. We intend to purchase and distribute both a private label line and our own branded products. The Company plans to store the utensils and ultimately sell and ship them to Israel. Ultimately, the Company’s goal is to become an industry leader in the marketing and reselling of bioplastic utensils first in Israel, and eventually in the United States.

We plan to sign purchasing agreements with manufacturers which will take into account a reduced price based on order quantities. We plan on negotiating volume-based contracts with suppliers. Thus, as sales increase, we hope that our purchase price per unit will decrease. We intend to purchase only from suppliers that commit to adhere to our packaging requirements; suppliers must have the ability to source their own materials for the printing of the packages. It is our intent to order from manufacturers that can provide us with all of our product/service needs. Such facilities will be responsible for sourcing, printing, and packaging materials, and for shipping the finished products to our customers.

In the event that due to stock outages only products with generic packaging are available to purchase, we intend to receive a discount for non-branded products. In such a scenario, we may ship the bioplastic products to third party vendors for re-branding or have the supplier re-brand the products via a special project kitting process. Costs may increase slightly for these scenarios.

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through June 30, 2008.

Expenses

Our expenses for the three month period ended June 30, 2008 were $4,303. Our expenses for the six month period ended June 30, 2008 were $14,604 and since our inception were $40,402. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the three month period ended June 30, 2008 was $4,303. Our net loss for the six month period ended June 39, 2008 was $14,604. During the period from September 4, 2007 (date of inception) through June 30, 2008, we incurred a net loss of $40,402. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,000,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008, reflects assets of $18,336. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended June 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form S-1 for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended June 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Registration Statement on Form S-1 filed on April 16, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Exhibit Description
3.1	-	Certificate of Incorporation.*

3.2	-	Bylaws.*

31	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32	-	Section 1350 Certification of Principal Executive and Financial Officer

* incorporated by reference from Registrant's Registration Statement on Form S-1 filed on April 16, 2008 Registration No. 333-150266.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNH INC.

By:	/s/ Nehemya Hesin
Nehemya Hesin Title: President, Treasurer and Director (Principal Executive Officer, Principal Financing Officer and Principal Accounting Officer)

Dated: August 7, 2008