Form 10-Q
period 2008-09-30
BNH INC
filed 2008-11-12
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended September 30, 2008

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
YES ☐ NO ☒

The issuer had 7,000,000 shares of its common stock issued and outstanding as of November 6, 2008.

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

PART I
Item 1. Financial Statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$17,325	$26,440
Prepaid expenses	626	-

Total current assets	17,951	26,440

Total Assets	$17,951	$26,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$7,314	$488
Accrued liabilities	3,750	20,500
Due to shareholder	250	250

Total current liabilities	11,314	21,238

Total liabilities	11,314	21,238

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,000,000 and 6,000,000 shares issued and outstanding respectively	7,000	6,000
Additional paid-in capital	48,000	24,000
Paid stock subscription	-	1,000
(Deficit) accumulated during development stage	(48,363)	(25,798)

Total stockholders' equity	6,637	5,202

Total Liabilities and Stockholders' Equity	$17,951	$26,440

 The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-

Professional fees	7,577	19,577	40,077
Filing fees	344	2,373	2,373
Officers' compensation paid by issued shares	-	-	4,750
Organization costs	-	-	488
Bank charges	41	615	675

Total general and administrative expenses	7,961	22,565	48,363

(Loss) from Operations	(7,961)	(22,565)	(48,363)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(7,961)	$(22,565)	$(48,363)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,000,000	6,919,708

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine Months
	Ended	Cumulative
	September 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(22,565)	$(48,363)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	(626)	(626)
Accounts payable	6,825	7,313
Accrued liabilites	(16,750)	3,750

Net Cash Used in Operating Activities	(33,116)	(33,176)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Loan from shareholder	-	250
Issuance of common stock for cash	24,000	50,250

Net Cash Provided by Financing Activities	24,000	50,500

Net (Decrease) Increase in Cash	(9,116)	17,325

Cash - Beginning of Period	26,440	-

Cash - End of Period	$17,325	$17,325

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

BNH Inc. (the “Company”) is a Nevada corporation in the development stage, and has commenced limited operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007. The proposed business plan of the Company is to establish the Company as a distributor of bio-degradable plastic utensils. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the nine months ended September 30, 2008 and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the nine months ended September 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of March 31, 2008, in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced full operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008 and December 31, 2007, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Concentration of Risk

As of September 30, 2008 and December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008 and December 31, 2007, and expenses for the period ended September 30, 2008 and December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has commenced limited operations. The business plan of the Company is to establish the Company as a distributor of bio-plastic utensils.

During the period ended December 31, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 2,000,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.025 per share. As of January 23, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008 and December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

3. Loan from Stockholder

As of September 30, 2008 and December 31, 2007, a loan from an individual who is a stockholder of the Company amounted to $250. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

5.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2008 and December 31, 2007, was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,190	$5,934
Change in valuation allowance	(5,190)	(5,934)
Total deferred tax provision	$—	$—

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

The Company had deferred income tax assets as of September 30, 2008 and December 31, 2007, as follows:

	2008	2007

Loss carryforwards	$11,123	$5,934
Less - Valuation allowance	(11,123)	(5,934)
Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2008 and December 31, 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2008, the Company had approximately $48,363 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

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

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities that prepare consolidated financial statements, except not-for-profit organizations, to: (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

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

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through September 30, 2008.

Expenses

Our expenses for the three month period ended September 30, 2008 were $7,961. Our expenses for the nine month period ended September 30, 2008 were $22,565 and since our inception were $48,363. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the three month period ended September 30, 2008 was $7,961. Our net loss for the nine month period ended September 30, 2008 was $22,565. During the period from September 4, 2007 (date of inception) through September 30, 2008, we incurred a net loss of $48,363. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,000,000 shares of common stock.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects assets of $17,951. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form S-1 for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2008