Form 10-K
period 2008-12-31
BNH INC
filed 2009-02-17
CIK 1432139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-150266

BNH INC.
(Exact name of registrant as specified in its charter)
Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Nehemya Hesin 29 Rashbi St. Apt # 19 Modiin Illit, Israel	71919
(Address of principal executive offices)	(Zip Code)
011-972-545-681-953
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2008, the last business day of the registrant’s most recently completed fourth fiscal quarter, was $175,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,000,000 shares of common stock as of February 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section entitled “Risk Factors” in the Registration Statement on Form S-1 that went effective as of April 30, 2008 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to environmental regulation and liability;
•	risks related to tax assessments;
•	risks and uncertainties related to our prospects, properties and business strategy; and
•	risks related to the armed conflict in southern Israel.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this annual report, the terms "we", "us", "our", "BNH" and “Issuer” mean BNH Inc. unless the context clearly requires otherwise.

PART I

ITEM 1.	BUSINESS

Form and year of organization

We were incorporated on September 4, 2007, in the State of Nevada. Our authorized capital consists of 105,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.001 per Common Share.

Our principal executive offices are located at c/o Nehemya Hesin, 29 Rashbi St. Apt #19, Modiin Illit, Israel, 71919.  Our telephone number is 011-972-545-681-953.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “BNHI.OB”.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Issuer

Our Principal Product

We are a development stage company.  The purpose of our Company is to import and market environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally conscious consumers in Israel and later in the United States.  We intend to source these bioplastic products from Far East manufacturers, and offer these products as an alternative to traditional disposable plastic utensils. We have begun discussions with several Far East manufacturers regarding product pricing and quality.

Our Business Strategy

Almost all grocery stores and retail outlets carry disposable plastic utensils such as cups, plates, forks, knives and spoons. In addition, the foodservice industry is a big end user of plastic utensils. It is our intent to increase customer awareness of the benefits of using biodegradable plastic utensils. We intend to accomplish this objective by building on the BNH brand and our slogan "Eat Green" (“Tochal Yarok” in Hebrew) through marketing, promoting and providing competitive industry pricing on quality bioplastic products.

Our Marketing Strategy

Our marketing strategy will focus on creating awareness of our brand name for our bioplastic products while expending minimal expenses to do so.  We plan to use inexpensive forums to do so, such as internet based advertising, inexpensive "green" information forums, outside sales, community marketing, and trade shows.  We intend to use hands-on sampling at outside events such as local carnivals, camp sites, and parks.

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

There is significant competition in our market.  In Israel, our competition includes companies such as Ecoplates and Ecojo.  The market in Israel is less developed than in the United States, where bioplastic products can be purchased directly from the distributors’ web sites and at other retail locations.  The market in the United States is the most developed and many retail chains carry bioplastic utensils.  When we eventually market our products in the United States, we will be competing with Tocobaga Traders, Green Home, and Green Earth Office Supplies, among others.  These companies have many more resources than we do and are able to purchase their products in larger quantities, thereby reducing their purchasing costs.

Dependence on One or a Few Major Suppliers

We plan to purchase our bioplastic products from several different suppliers in the Far East so as not to be dependent on one major supplier.  However, if we end up entering into supply contracts with only one or two suppliers, then we may end up being dependent on such supplier(s) for the supply of all or most of our bioplastic products.

Governmental Regulations

We may be subject to a variety of laws and regulations relating to product safety, among other things.  We believe that we are currently in compliance with such laws and have no current liabilities thereunder. Our intent is to maintain strict compliance with all relevant product safety laws, rules and regulations.

Employees

As of December 31, 2008, we have no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our Directors on a voluntary basis.

Risk Factors Relating to Our Company

We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise.   Our Company was established on September 4, 2007.  Although we have begun initial investigations into the bioplastic industry, we may not be able to successfully implement our business objectives.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.  We have not generated any revenues to date.  Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

We expect losses in the future because we have no revenue to offset losses.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have not yet established an ongoing source of revenues.  Furthermore, we anticipate generating losses for the next 12 months.  These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period September 4, 2007 (inception) to December 31, 2008.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We will rely on third parties to develop, produce, package, sell, and market our products, which may place us at a competitive disadvantage.

We intend to retain third party contractors for several purposes. We plan to locate and enter into agreements with one or more third party manufacturing companies that currently manufacture biodegradable disposable utensils, plates and cups.  We also plan to locate and enter into agreements with third party distributors for the sale of our products, and eventually with third party logistics providers to provide order fulfillment services.  We also plan to locate and enter into an agreement with a third party web developer for the purpose of developing our website for direct sales of our products to consumers.  As a result, we expect to be dependent on those third party firms that we engage. There is no assurance that we will be able to enter into contracts with any such third parties on terms that are favorable to us.  If any of our third party contractors breaches the contract or does not have the ability, for financial or other reasons, to perform its obligations, we may not be able to implement our business plan. Our reliance on third parties may place us at a competitive disadvantage.

If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to implement our business plan. We anticipate that we will require a minimum of $100,000 to fund our planned activities for the next twelve months. We hope to raise this capital through the sale of our securities in a private placement.  If we are unable to raise the required capital, our ability to grow will be restricted and our ability to continue to conduct business operations will be harmed.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant. Furthermore, any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to compete with current and potential competitors, some of whom have greater resources and experience than we do.

We may not have the resources to compete with our existing competitors or with any new competitors.

We intend to compete with many providers of bioplastic and biodegradable disposable utensils, as wells as with providers of traditional plastic utensils, all of which have significantly greater personnel, financial, and managerial resources, and significantly greater reputations, than we have.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Moreover, as the demand for bioplastic and biodegradable disposable utensils increases, new companies may enter the market and the influx of added competition will pose an increased risk to our Company. New companies providing traditional plastic utensils may also enter the market, increasing the risk to our Company. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources.  In addition, increased competition and increased demand may create a stress on the bioplastic manufacturers’ output capabilities, which may lead to increased prices, which would also harm our ability to compete in the disposable utensils market.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation our business. Since our officers and Directors are currently employed full-time elsewhere, they are able to commit to us only up to 3-6 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

Our officers and Directors are located in Israel.

Since all of our officers and Directors are located in Israel, any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

We need to retain key personnel to support our business and ongoing operations.

The development of our business and the marketing and sale of our products will continue to place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our executive officers and the engagement of key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan.  The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop our Company and to market and sell our intended products, which could adversely affect our financial results and impair our growth.

Because both Mr Hesin and Mrs. Mimouni have no experience in running a company that imports bioplastic products, they may not be able to successfully operate such a business.

We are a start-up company and we intend to import and sell our bioplastic products. Mr. Hesin and Mrs. Mimouni, our current officers, have effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. However, they have no experience in running a company that imports bioplastic products. Our success is contingent upon these individuals' ability to make appropriate business decisions in these areas. It is possible that their lack of relevant operational experience could prevent us from becoming a profitable business, resulting in investors losing part or all of their entire investment in us.

The bioplastic industry is subject to the risk of highly volatile price swings.

Fossil fuels and corn are needed for the production of bioplastic products.  Even though bioplastic product production is considered more efficient than traditional plastic production in terms of the use of fossil fuels and corn in the manufacturing process, the bioplastic industry remains dependent on the availability of fossil fuels and corn.  Due to the rising costs of corn in the commodities market and the volatility of petroleum prices  and the unstable global oil market, any company relying on fossil fuels and corn as main components of their operating expenses is subject to the risk of highly volatile price swings.  Because traditional plastic manufacturing companies use state of the art technology to produce products and purchase petroleum in mass quantities, they are able to keep their costs stable.  Any rise in the price of corn and/or petroleum will cause us to incur additional expenses.  Thus, we could see retail price jumps in the bioplastic utensils combined with a significantly lower increase in traditional plastic utensil prices.

We could be subject to significant and costly product liability claims.

We could be subject to significant product liability claims if the disposable products we sell cause injury or illness. We do not have liability insurance with respect to product liability claims. The costs associated with product liability claims and product recalls could significantly reduce our operating results.

Our executive officers own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the Company or decision making by management of the Company.

Our executive officers presently own, in the aggregate, 64.29% of our outstanding common stock.  As a result, our executive officers have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our Board of Directors; removal of any of our Directors; amendment of our Articles of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Other stockholders may consider the corporate decisions made by our executive officers to be inconsistent with the interests of these stockholders.  In addition, other stockholders may not be able to change the Directors and officers, and are accordingly subject to the risk that management cannot or will not manage the affairs of the Company in accordance with such stockholders’ wishes.

Because bioplastics are made from feedstock, particularly corn, and corn is used for many different purposes, we face the risk of interruption of supply or increase in costs, which would harm our business and results of operation.

It is estimated that 50% of bioplastic products produced are made from starch, particularly corn starch.  Corn is used for many different purposes, as an additive for many foods, as feed for farm animals, in the production of ethanol, etc.  As a result, we face the risk of interruption of supply or increase in cost. The competition for bioplastic utensils could be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if suppliers have adequate supplies of starch to produce biodegradable products, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide products of inadequate quality, or provide them at prices which reduce our profit. Any problems that our manufacturers face with regard to the supply of starch can be expected to affect our ability to source bioplastic products, which could have a material adverse effect on our financial condition, business, results of operations, and continued growth prospects.

Establishing a new brand requires effective marketing and product placement which may take a long period of time.

Our principal business strategy is to develop our brand name as a respected brand associated with the highest quality bioplastic products.   The marketing of our intended product is highly dependent on creating favorable consumer perception.    We have minimal advertising experience.   Competitors have significantly greater advertising resources and experience and enjoy well-established brand names.  There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

Risks Relating to Operating in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

Our current operations and our officers and Directors are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.

Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which involves thousands of missile strikes and disrupted most day-to-day civilian activity in southern Israel. These missile attacks by Hamas have not targeted Modiin Illit, the location of our principal executive offices; however, any armed conflict, terrorist activity or political instability in the region would likely negatively affect business conditions and could significantly harm our results of operations.

ITEM 2.	PROPERTIES

Our Principal Executive Offices

Our principal executive offices are located at c/o Nehemya Hesin, 29 Rashbi St. Apt #19, Modiin Illit, Israel, 71919.  Our telephone number is 011-972-545-681-953. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our directors, officers, affiliates, owner of record or beneficially of more than 5% of our voting securities or security holder is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 9, 2008, our Common Shares began trading on the over-the-counter market and are currently quoted on the OTCBB under the symbol “BNHI.OB”. Prior to that date, there was no established trading market for our Common Shares.  There has been no active trading in our securities and there have been no high or low bid prices quoted.

Holders of our Common Shares

As of February 10, 2009, there were 45 registered stockholders holding 7,000,000 Common Shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date hereof, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2008, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward Looking Statements” above.

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on September 4, 2007.  Since our incorporation, we had been in the process of establishing ourselves as a company in the business of distributing and selling environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally conscious consumers in Israel and later in the United States.

We have not generated any revenue since our inception. We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months.

PLAN OF OPERATION

Over the next twelve months we plan to:

•	locate potential wholesale customers for our products.

•	purchase bioplastic utensils from Far-East manufacturers and import these bioplastic utensils initially to Israel for distribution to both retail and foodservice industry customers.

•	locate a distributor for our products.

•	solicit editorial coverage for environmentally friendly utensils such as the ones we plan to import.

RESULTS OF OPERATIONS

For the years ended December 31, 2008 and December 31, 2007

We have not generated any revenues since inception through the year ended December 31, 2008.  Our operating activities during these periods consisted primarily of developing our business plan and developing our Company as a company in the business of distributing and selling environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally conscious consumers in Israel and later in the United States.

General and administrative expenses were $28,511 for the year ended December 31, 2008, compared to $25,798 for the year ended December 31, 2007. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of professional fees, and filing expenses.

Our net loss for the year ended December 31, 2008, was $28,511 or $0.00 per share, compared to $25,798 or $(0.01) for the year ended December 31, 2007. The weighted average number of shares outstanding was 6,983,616 at December 31, 2008, compared to 2,607,143 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008

As of December 31, 2008, our current assets were $6,641 and our current liabilities were $5,950, resulting in working capital of $691.

As of December 31, 2008, our total liabilities were $5,950, compared to total liabilities of $21,238 as of December 31, 2007, all consisting of current liabilities.

Stockholders’ equity decreased from $5,202 at December 31, 2007, to equity of $691 at December 31, 2008.  This was mainly a result of the net loss for the year ended December 31, 2008.

For the year ended December 31, 2008, net cash used in operating activities was $44,086, compared to net cash used in operating activities of $60 for the year ended December 31, 2007. Net cash used in operating activities for the year ended December 31, 2008 was comprised of a net loss of $28,511 and payment of prior accrued liabilities.

Net cash flows from financing activities for the year ended December 31, 2008 was $24,000, compared to net cash flows from financing activities of $26,500 for the year ended December 31, 2007.

Going Concern

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We currently estimate that we will require an additional $100,000 to fund our operations for the subsequent 12 month period.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the Financial Statements entitled “Recent Accounting Pronouncements” included in this annual report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in this report in Part IV, Item 15, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.

Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office:

Name	Age	Position Held with our Company
Nehemya Hesin	32	President, Treasurer and Director
Danielle Mimouni	55	Secretary and Director

The following is a brief summary of the education and business experience during at least the past five years of each Director, executive officer and key employee of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Nehemya Hesin joined our Company on November 12, 2007. Mr. Hesin is the Company’s President, Treasurer, and Director. Since 2001 Mr. Hesin has been Chairman of the Breslov Center in Modiin Illit, Israel. Mr. Hesin is responsible for all aspects of the Center, including financial management, operations, and managing the day to day operations   In addition, Mr. Hesin’s responsibilities include organizing charitable events such as group dinners to the underprivileged and organizing group travels.  From 1998-2001 Mr. Hesin was a sales manager at Tzivha International in Modiin Illit, Israel where he was responsible for selling units in apartment complexes owned by Tzivha International.  Mr. Hesin graduated in 1995 from the Breslov High School in Bnei Brak, Israel.

Mrs. Danielle Mimouni is the Company’s Secretary and Director. She is a practicing psychologist and holds a Ph.D in Psychology from University du Lyon, Lyon France. Mrs. Mimouni is self employed. In the years of 2004-2006 she worked for the Israel Absorption Office  speaking at events and assisting new immigrants upon their arrival in Israel. During this period and going back to 1999 Mrs. Mimouni conducted private counseling sessions with individuals and also provided marital counseling services to couples.

There are no familial relationships among any of our officers or Directors.  None of our Directors or officers is a director in any other reporting company.  None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any of the Company's officers or Directors, is a party adverse to the Company or any of the Company’s subsidiaries, or has a material interest adverse to the Company or any of the Company's subsidiaries.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members.  Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. Nor do we have an audit committee “financial expert”.  As such, our entire Board of Directors acts as our audit committee.

Auditors; Code of Ethics

Our principal registered independent auditor is Alan Weinberg CPA. We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Directors.  Thus, there is a potential conflict of interest in that our Directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our officers or Directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” We do not believe that any of our Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Involvement in Legal Proceedings

No Director, nominee for Director, or officer of the Company has appeared as a party during the past five years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2008 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2008; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2008;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nehemya Hesin	2007	0	0	3,000	0	0	0	0	3,000
	2008	0	0	0	0	0	0	0	0
Danielle Mimouni	2007	0	0	1,500	0	0	0	0	1,500
	2008	0	0	0	0	0	0	0	0

Summary Compensation

On October 18, 2007, we issued 1,500,000 shares of our common stock to Mrs. Danielle Mimouni, a Director and the current Secretary of the Company. The shares were issued in exchange for services rendered in the amount of $1,500.

On November 12, 2007, we issued 3,000,000 shares of our common stock to Mr. Nehemya Hesin, the President, Treasurer and a Director of the Company. The shares were issued in exchange for services rendered in the amount of $3,000.

On October 25, 2007, we issued 250,000 shares of our common stock to Mrs. Redkina, a former Treasurer of the Company. The shares were issued in exchange for services rendered in the amount of $250.

We have no employment agreements with any of our Directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on September 4, 2007, no stock options or stock appreciation rights have been granted to any of our Directors or executive officers, none of our Directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our Directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our Directors do not receive compensation for their services as Directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Nehemya Hesin	Common	3,000,000	42.86%
Danielle Mimouni	Common	1,500,000	21.43%
Total	Common	4,500,000	64.29%

Notes:

(1)
Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 7,000,000 shares of common stock issued and outstanding as of December 31, 2008.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of the fiscal year preceding the last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any director or officer of our Company;

•	any proposed director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On September 4, 2007, we issued 250,000 shares of our common stock to Goldy Klein our previous President, Treasurer, Secretary and a Director of the Company.  The purchase price paid for such shares was equal to their par value, $0.001 per share, and amounted in the aggregate to $250.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mrs. Goldy Klein was our founding officer and Director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On October 18, 2007, we issued 1,500,000 shares of our common stock to Mrs. Danielle Mimouni, a Director and the current Secretary of the Company. The shares were issued in exchange for services rendered in the amount of $1,500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mrs. Danielle Mimouni is a Director and officer of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On October 25, 2007, we issued 250,000 shares of our common stock to Mrs. Redkina, a former Treasurer of the Company. The shares were issued in exchange for services rendered in the amount of $250. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Ms. Redkina was an officer of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On November 12, 2007, we issued 3,000,000 shares of our common stock to Mr. Nehemya Hesin, the President, Treasurer and a Director of the Company. The shares were issued in exchange for services rendered in the amount of $3,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Hesin is a Director and officer of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On December 12, 2007, we borrowed $250 from Mrs. Goldy Klein, who is a stockholder of the Company and a former officer and Director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2008	December 31, 2007
Audit Fees	12,500	0
Audit Related Fees	0	0
Tax Fees	250	0
All Other Fees	0	0

In each of the last two fiscal years ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors as well as the limited activities of our Company, Our Board of Directors acts as our Audit Committee. Our Board of Directors pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors approves these services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on April 16, 2008).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on April 16, 2008).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Nehemya Hesin

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Nehemya Hesin

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNH INC. (Registrant)
By:	/s/ Nehemeya Hesin
Name: Nehemya Hesin
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: February 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nehemya Hesin
Name: Nehemya Hesin
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: February 12, 2009

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the Years Ended
December 31, 2008 and 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2008	F-5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007,
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of BNH Inc.:

We have audited the accompanying balance sheets of BNH Inc. (a Nevada corporation in the development stage) as of  December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2008 and 2007, and from inception (September 4, 2007) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BNH Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and from inception (September 4, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Weinberg & Associates LLC
Baltimore, Maryland
January 25, 2009

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash in bank	$6,354	$26,440
Prepaid expenses	287	-

Total current assets	6,641	26,440

Total Assets	$6,641	$26,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$200	$488
Accrued liabilities	5,500	20,500
Due to shareholder	250	250

Total current liabilities	5,950	21,238

Total liabilities	5,950	21,238

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,000,000 and 6,000,000 shares issued and outstanding respectively	7,000	6,000
Additional paid-in capital	48,000	24,000
Paid stock subscription	-	1,000
(Deficit) accumulated during development stage	(54,309)	(25,798)

Total stockholders' equity	691	5,202

Total Liabilities and Stockholders' Equity	$6,641	$26,440

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative From Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	25,134	20,500	45,634
Filing fees	2,713	-	2,713
Officers' compensation paid by issued shares	-	4,750	4,750
Organization costs	-	488	488
Bank charges	664	60	724

Total general and administrative expenses	28,511	25,798	54,309
			-
(Loss) from Operations	(28,511)	(25,798)	(54,309)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(28,511)	$(25,798)	$(54,309)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,983,616	2,607,143

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2008

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	$6,000	$24,000	$1,000	$(25,798)	$5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	$7,000	$48,000	$-	$(54,309)	$691

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative From Inception

Operating Activities:
Net (loss)	$(28,511)	$(25,798)	$(54,309)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	4,750	4,750
Changes in net assets and liabilities-
Prepaid expenses	(287)	-	(287)
Accounts payable	(288)	488	200
Accrued liabilities	(15,000)	20,500	5,500

Net Cash Used in Operating Activities	(44,086)	(60)	(44,146)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	-	250	250
Issuance of common stock for cash	24,000	26,250	50,250

Net Cash Provided by Financing Activities	24,000	26,500	50,500

Net (Decrease) Increase in Cash	(20,086)	26,440	6,354

Cash - Beginning of Period	26,440	-	-

Cash - End of Period	$6,354	$26,440	$6,354

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Common stock issued as compensation to officers	$-	$4,750

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

BNH Inc. (the “Company”) is a Nevada corporation in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007. The proposed business plan of the Company is to establish the Company as a distributor of bio-degradable plastic utensils. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 250,000 shares of common stock to Mrs. Goldy Klein, Secretary, for cash payment of $250 (par value).  The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500, to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250, to an officer of the Company for services rendered.

On November 12, 2007, the Company issued 3,000,000 shares of common stock, valued at $3,000, to an officer of the Company for services rendered.

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

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of December 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

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

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008 and December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of December 31, 2008, a loan from an individual who is a stockholder of the Company amounted to $250. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

4.  Common Stock

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 250,000 shares of common stock to Mrs. Goldy Klein, Secretary, for cash payment of $250 (par value).  The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500, to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250, to an officer of the Company for services rendered.

On November 12, 2007, the Company issued 3,000,000 shares of common stock, valued at $3,000, to an officer of the Company for services rendered.

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

5.  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008 and 2007, was as follows (assuming a 23% effective tax rate):

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,558	$5,934
Change in valuation allowance	(6,558)	(5,934)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008 and 2007, as follows:

	2008	2007
Loss carryforwards	$12,491	$5,934
Less - Valuation allowance	(12,491)	(5,934)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2008 and 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $54,309 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

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

As described in Note 3, as of December 31, 2008, the Company owed $250 to an individual who is a stockholder of the Company.