Form 10-Q
period 2009-03-31
BNH INC
filed 2009-05-12
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

The issuer had 7,000,000 shares of its common stock issued and outstanding as of May 12, 2009.

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this quarterly report, the terms “BNH,” “Company,” “we,” or “our,” unless the context otherwise requires, mean BNH Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

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

PART I
Item 1. Financial Statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2009

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$6,296	$6,354
Prepaid expenses	-	287

Total current assets	6,296	6,641

Total Assets	$6,296	$6,641

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,966	$200
Accrued liabilities	5,500	5,500
Due to shareholder	1,750	250

Total current liabilities	10,216	5,950

Total liabilities	10,216	5,950

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid-in capital	48,000	48,000
Paid stock subscription	-	-
(Deficit) accumulated during development stage	(58,920)	(54,309)

Total stockholders' equity (deficit)	(3,920)	691

Total Liabilities and Stockholders' Equity (Deficit)	$6,296	$6,641

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	3,975	9,750	49,609
Filing fees	579	-	3,292
Officers' compensation paid by issued shares	-	-	4,750
Organization costs	-	-	488
Bank charges	57	551	781

Total general and administrative expenses	4,611	10,301	58,920
			-
(Loss) from Operations	(4,611)	(10,301)	(58,920)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(4,611)	$(10,301)	$(58,920)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,000,000	6,758,242

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	$6,000	$24,000	$1,000	$(25,798)	$5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	$7,000	$48,000	$-	$(54,309)	$691

Net (loss) for the period	-	-	-	-	(4,611)	(4,611)

Balance - March 31, 2009	7,000,000	$7,000	$48,000	$-	$(58,920)	$(3,920)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(4,611)	$(10,301)	$(58,920)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	287	-	-
Accounts payable	2,766	-	2,966
Accrued liabilities	-	750	5,500

Net Cash Used in Operating Activities	(1,558)	(9,551)	(45,704)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	1,500	-	1,750
Issuance of common stock for cash	-	24,000	50,250

Net Cash Provided by Financing Activities	1,500	24,000	52,000

Net (Decrease) Increase in Cash	(58)	14,449	6,296

Cash - Beginning of Period	6,354	26,440	-

Cash - End of Period	$6,296	$40,889	$6,296

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Common stock issued as compensation to officers	$-	$-	$4,750

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

The Company also submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and for the periods ended March 31, 2009 and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009 and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

Concentration of Risk

As of March 31, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009 and December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of March 31, 2009, a loan from an individual who is a stockholder of the Company amounted to $1,750. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

The Company also submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

5.  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2009 was as follows (assuming a 23% effective tax rate):

2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,061
Change in valuation allowance	(1,061)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2009 as follows:

2009

Loss carryforwards	$13,552
Less - Valuation allowance	(13,552)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of March 31, 2009, the Company had approximately $58,920 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2029.

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

As described in Note 3, as of March 31, 2009, the Company owed $1,750 to an individual who is a stockholder of the Company.

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

Plan of Operation

We have not had any revenues since our inception on September 4, 2007. Over the next twelve months we intend to continue to pursue our activities in the bioplastic market, namely the purchase and sale of bioplastic utensils.  In addition, we plan to expand our involvement in the field of green commerce by entering the emerging greenhouse gas (GHG) carbon credit market as a provider of matching services for corporations looking to address their emission outputs in light of increased environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits.  Our plan is to identify project and joint venture opportunities in the emerging carbon credit market.  Our activities and plans in the bioplastic market and carbon credit market are described in more detail below.

The Bioplastic Market

Our objective in the bioplastic market is to purchase bioplastic utensils from Far-East manufacturers and import these bioplastic utensils initially to Israel for distribution to both retail and foodservice industry customers. We intend to purchase and distribute both a private label line and our own branded products. The Company plans to store the utensils and ultimately sell and ship them to Israel. Ultimately, the Company’s goal is to become an industry leader in the marketing and reselling of bioplastic utensils first in Israel, and eventually in the United States.

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

Consulting Services – Carbon Credits

Current legislation and regulatory measures to reduce atmospheric concentrations of greenhouse gases have their roots in climate change challenges presented by the United Nations Framework Convention on Climate Change and the Kyoto Protocol.  United States President Barack Obama has indicated that he plans to depart from the previous administration in the field of energy policy, and he places a high priority on the enactment of a climate bill implementing a cap-and-trade regime for GHG emissions in 2009.  We believe that the carbon market is in an expansion phase, and that in the coming years it will grow as U.S. federal regulation of GHG emissions becomes a reality.  Any cap-and-trade system will most likely include provisions relating to allowances issued to regulated entities by the government, emission reduction certificates generated by clean development projects outside the regulated entities, and market-based incentives for Reduced Emissions from Deforestation and Degradation (REDD), such as forestry offsets.

As corporations that produce GHG emissions become subject to increased regulation, they will be interested in effective and relatively inexpensive ways to reduce their GHG emissions to comply with, as well as benefit from, any applicable cap-and-trade system.  We foresee the development of a new service market in which brokers would match GHG emissions specialists with corporations with high GHG emissions which are interested in receiving advice on how to earn and trade carbon credits.

Our management has decided to enter this field and we plan to provide leads to GHG emissions consultants to assist these GHG emissions consultants with locating and contracting with potential GHG emissions producing clients.  In exchange for our services, we plan to receive a percentage of the revenues earned by such consultants on each client that we match.

As a preliminary step, we intend to increase the size of our Board of Directors and our advisory board to include experts in the field of climate technologies.  Our goal is to raise up to $100,000 in additional capital in order to fund our activities in this field, including the retention of professionals to assist us in matching GHG emissions producers with GHG emissions consultants.

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through March 31, 2009.

Expenses

Our expenses for the three month period ended March 31, 2009 were $4,611 compared with $10,301 for the same period in 2008. Our expenses since our inception were $58,920. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the three month period ended March 31, 2009 was $4,611 compared with $10,301 for the same period in 2008. During the period from September 4, 2007 (date of inception) through March 31, 2009, we incurred a net loss of $58,920. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,000,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009, reflects assets of $6,296. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended March 31, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

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

Dated: May 12, 2009