Form 10-Q
period 2009-06-30
BNH INC
filed 2009-07-13
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended June 30, 2009

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

The issuer had 7,000,000 shares of its common stock issued and outstanding as of July 13, 2009.

TABLE OF CONTENTS

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

PART I

Item 1. Financial Statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2009

Financial Statements-

Balance Sheets as of June 30, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through June 30, 2009	F-4

Statements of Cash Flows for the Six Months Ended
June 30, 2009 and 2008,and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash in bank	$6,114	$6,354
Prepaid expenses	-	287

Total current assets	6,114	6,641

Total Assets	$6,114	$6,641

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$19,555	$200
Accrued liabilities	7,000	5,500
Due to shareholder	1,750	250

Total current liabilities	28,305	5,950

Total liabilities	28,305	5,950

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid-in capital	48,000	48,000
Paid stock subscription	-	-
(Deficit) accumulated during development stage	(77,191)	(54,309)

Total stockholders' equity (deficit)	(22,191)	691

Total Liabilities and Stockholders' Equity (Deficit)	$6,114	$6,641

 The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	17,725	2,250	21,700	12,000	67,334
Filing fees	363	2,030	942	2,030	3,655
Officers' compensation paid by issued shares	-	-	-	-	4,750
Organization costs	-	-	-	-	488
Other	182	23	240	574	964

Total general and administrative expenses	18,270	4,303	22,882	14,604	77,191
					-
(Loss) from Operations	(18,270)	(4,303)	(22,882)	(14,604)	(77,191)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(18,270)	$(4,303)	$(22,882)	$(14,604)	$(77,191)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,000,000	7,000,000	7,000,000	6,879,121

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	6,000	24,000	1,000	(25,798)	5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	7,000	48,000	-	(54,309)	691

Net (loss) for the period	-	-	-	-	(22,882)	(22,882)

Balance - June 30, 2009	7,000,000	$7,000	$48,000	$-	$(77,191)	$(22,191)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(22,882)	$(14,604)	$(77,191)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	287	(970)	-
Accounts payable	19,355	750	19,555
Accrued liabilities	1,500	(18,250)	7,000

Net Cash Used in Operating Activities	(1,740)	(33,074)	(45,886)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	1,500	-	1,750
Issuance of common stock for cash	-	24,000	50,250

Net Cash Provided by Financing Activities	1,500	24,000	52,000

Net (Decrease) Increase in Cash	(240)	(9,074)	6,114

Cash - Beginning of Period	6,354	26,440	-

Cash - End of Period	$6,114	$17,366	$6,114

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Common stock issued as compensation to officers	$-	$-	$4,750

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

BNH Inc. (the “Company”) is a Nevada corporation in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007.  As originally stated, the business plan of the Company was to establish the Company as a distributor of environmentally-friendly, bio-plastic utensils.  Currently, the Company plans to shift its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.  The Company plans to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits.  The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2009.

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

Concentration of Risk

As of June 30, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and expenses for the period ended June 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective beginning with the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does the Company believe that FSP EITF 03-6-1 would have material effect on its financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. As originally stated, the business plan of the Company was to establish the Company as a distributor of environmentally-friendly, bio-plastic utensils.  Currently, the Company plans to shift its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.  The Company plans to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits.   The Company’s plan is to identify project and joint venture opportunities in the emerging carbon credit market.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of June 30, 2009, a loan from an individual who is a stockholder of the Company amounted to $1,750. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

5.  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2009 and 2008 was as follows (assuming a 23% effective tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$5,263	$3,359
Change in valuation allowance	(5,263)	(3,359)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009 and 2008 as follows:

	2009	2008
Loss carryforwards	$17,754	$12,491
Less - valuation allowance	(17,754)	(12,491)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, the Company had approximately $77,191 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2029.

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

As described in Note 3, as of June 30, 2009, the Company owed $1,750 to an individual who is a stockholder of the Company.

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

Plan of Operation

We have not had any revenues since our inception on September 4, 2007. As originally stated, the business plan of the Company was to establish the Company as a distributor of environmentally-friendly, bio-plastic utensils.  Currently, the Company plans to shift its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.  The Company plans to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits.     Our activities and plans in the carbon credit market are described in more detail below.

The GHG Carbon Credit Market Current legislation and regulatory measures to reduce atmospheric concentrations of greenhouse gases have their roots in climate change challenges presented by the United Nations Framework Convention on Climate Change and the Kyoto Protocol.

On June 27, 2009, the U.S. House of Representatives passed ground breaking legislation to impose first-ever limits in the US related to greenhouse-gas emissions linked to global warming. It is expected that such legislation will incur a tough legislative battle in the Senate. President Obama called the vote in the House of Representatives “a bold and necessary step that holds the promise of creating new industry and millions of new jobs.” The bill, he said, would usher in “a critical transition to a clean-energy economy without untenable burdens on the American people.”

The bill, if approved by the Senate, would create a market for trading pollution permits to curb emissions.

Reduction Target

The American Clean Energy and Security Act calls for the U.S. to reduce its greenhouse-gas emissions by 17 percent from 2005 levels by 2020. It would establish a limited number of pollution permits, more than 70 percent of which would initially be given away free to utilities, manufacturers, state governments and others, according to the Congressional Budget Office. The permits could then be traded or sold.  In addition, most states would be required to generate 20 percent of their electricity from renewable sources by 2020.

Jobs and Oil Usage Reduction

House Democratic leaders say the bill would create 1.7 million new jobs and save 240 million barrels of oil by 2020.

Cost Per Household

According to the Congressional Budget Office the  new bill would cost the average American household  $175 a year in extra expenses.

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

Matching Services – Carbon Credits

We foresee the development of a new service market in which brokers would match GHG emissions specialists with corporations with high GHG emissions which are interested in receiving advice on how to earn and trade carbon credits.

Our management has decided to enter this field. We plan to  introduce GHG emissions consultants to GHG emissions producing corporations, and to assist these GHG emissions consultants with  entering into business agreements with these GHG emissions producers.  In exchange for our services, we plan to receive a percentage of the revenues earned by such consultants on each client that we match.

As a preliminary step, we intend to increase the size of our Board of Directors and our advisory board to include experts in the field of climate technologies.  We intend to retain the necessary professionals to assist us in matching GHG emissions producers with GHG emissions consultants.

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through June 30, 2009.

Expenses

Our expenses for the six month period ended June 30, 2009 were $22,882 compared with $14,604 for the same period six month period in 2008. Our expenses since our inception were $77,191. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the six month period ended June 30, 2009 was $22,882 compared with $14,604 for the same six month period in 2008. During the period from September 4, 2007 (date of inception) through June 30, 2009, we incurred a net loss of $77,191. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,000,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009, reflects assets of $6,114. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended June 30, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

Dated: July 13, 2009