Form 10-Q
period 2009-09-30
BNH INC
filed 2009-11-12
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended September 30, 2009

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

The issuer had 7,583,334 shares of its common stock issued and outstanding as of November 11, 2009.

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

PART I

Item 1. Financial Statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Financial Statements-

Balance Sheets as of September 30, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through September 30, 2009	F-4

Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008,and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash in bank	$6,559	$6,354
Prepaid expenses	586	287

Total current assets	7,145	6,641

Total Assets	$7,145	$6,641

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$18,060	$200
Accrued liabilities	8,500	5,500
Due to shareholder	13,294	250

Total current liabilities	39,854	5,950

Total liabilities	39,854	5,950

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,291,667 and 7,000,000 shares issued and outstanding, respectively	7,292	7,000
Additional paid-in capital	56,458	48,000
Paid stock subscription	8,750	-
(Deficit) accumulated during development stage	(105,209)	(54,309)

Total stockholders' equity (deficit)	(32,709)	691

Total Liabilities and Stockholders' Equity (Deficit)	$7,145	$6,641

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	24,065	7,577	45,765	19,577	91,399
Filing fees	398	344	1,340	2,373	4,053
Officers' compensation paid by issued shares	-	-	-	-	4,750
Travel expense	3,419	-	3,419	-	3,419
Organization costs	-	-	-	-	488
Other	136	40	376	615	1,100

Total general and administrative expenses	28,018	7,961	50,900	22,565	105,209
					-
(Loss) from Operations	(28,018)	(7,961)	(50,900)	(22,565)	(105,209)

Other Income (Expense)	-	-	-	-	-

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(28,018)	$(7,961)	$(50,900)	$(22,565)	$(105,209)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,209,239	7,000,000	7,070,513	6,919,708

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	6,000	24,000	1,000	(25,798)	5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	7,000	48,000	-	(54,309)	691

Common stock issued for cash	291,667	292	8,458	-	-	8,750

Payment for stock subscriptions	-	-	-	8,750	-	8,750

Net (loss) for the period	-	-	-	-	(50,900)	(50,900)

Balance - September 30, 2009	7,291,667	$7,292	$56,458	$8,750	$(105,209)	$(32,709)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(50,900)	$(22,565)	$(105,209)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	(299)	(626)	(586)
Accounts payable	17,860	6,825	18,060
Accrued liabilities	3,000	(16,750)	8,500

Net Cash Used in Operating Activities	(30,339)	(33,116)	(74,485)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	13,044	-	13,294
Paid stock subscriptions	8,750	-	8,750
Issuance of common stock for cash	8,750	24,000	59,000

Net Cash Provided by Financing Activities	30,544	24,000	81,044

Net (Decrease) Increase in Cash	205	(9,116)	6,559

Cash - Beginning of Period	6,354	26,440	-

Cash - End of Period	$6,559	$17,324	$6,559

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Common stock issued as compensation to officers	$-	$-	$4,750

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

BNH Inc. (the “Company”) is a Nevada corporation in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007. The proposed business plan of the Company is to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits..

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2009.

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

Concentration of Risk

As of September 30, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and expenses for the period ended September 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

Subsequent events

The Company evaluated events occurring between the balance sheet date and November 11, 2009, the date the financial statements were issued.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits..

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of September 30, 2009, a loan from an individual who is a stockholder of the Company amounted to $13,294. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

On July 27, 2009, the Company completed a subscription agreement pursuant to which it issued and sold 291,667 shares of common stock at an offering price of $0.03 per share, for the aggregate purchase price of $8,750.

5.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2009 and 2008 was as follows (assuming a 23% effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$11,707	$5,190
Change in valuation allowance	(11,707)	(5,190)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009 and December 31, 2008 as follows:

	2009	2008

Loss carryforwards	$24,198	$12,491
Less - valuation allowance	(24,198)	(12,491)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, the Company had approximately $105,209 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2029.

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

As described in Note 3, as of September 30, 2009, the Company owed $13,294 to an individual who is a stockholder of the Company.

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

Plan of Operation

We have not had any revenues since our inception on September 4, 2007. As originally stated, the business plan of the Company was to establish the Company as a distributor of environmentally-friendly, bio-plastic utensils.  Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.  The Company plans to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits.   Our activities and plans in the carbon credit market are described in more detail below.

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

Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of our shareholders.

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through September 30, 2009.

Expenses

Our expenses for the three month period ended September 30, 2009 were $28,018 compared with $7,961 for the same period three month period in 2008. Our expenses for the nine month period ended September 30, 2009 were $50,900 compared with $22,565 for the same period nine month period in 2008. Our expenses since our inception were $105,209. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the three month period ended September 30, 2009 was $28,018 compared with $7,961 for the same three month period in 2008. During the period from September 4, 2007 (date of inception) through September 30, 2009, we incurred a net loss of $105,209. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,583,334 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009, reflects assets of $7,145. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended September 30, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2009 we issued to Joseph Lewin 291,667 shares of the Company’s fully paid, non-assessable restricted common shares.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.  The decision to issue these shares was approved and ratified by the Board of Directors on October 29, 2009.

On November 9, 2009 we issued to Samuel Gratt 291,667 shares of the Company’s fully paid, non-assessable restricted common stock.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

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

Dated: November 12, 2009