Form 10-Q/A
period 2009-09-30
BNH INC
filed 2009-11-17
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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
YES ☒ NO ☐

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

Explanatory Note

BNH Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the period ended September 30, 2009, which was originally filed on November 12, 2009, to revise the indication of the Company as a shell company. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q (which continues to speak as of the date thereof). Please read all of our filings with the Commission in conjunction with this Form 10Q/A.

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

Dated: November 17, 2009