Form 10-K
period 2009-12-31
BNH INC
filed 2010-01-25
CIK 1432139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

1-212-428-6803
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2009, the last business day of the registrant’s most recently completed fourth fiscal quarter, was $92,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,583,334 shares of common stock as of January 21, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to environmental regulation and liability;
•	risks related to tax assessments;
•	risks and uncertainties related to our prospects, properties, and business strategy; and
•	risks related to the armed conflict in Israel.

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

Our principal executive offices are located at c/o Nehemya Hesin, 29 Rashbi St. Apt #19, Modiin Illit, Israel, 71919.  Our telephone number is 1-212-428-6803.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “BNHI.OB”.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Corporate Developments

During the first six months of fiscal year 2009, we were focused on sourcing manufacturers for our bio-plastics business along with locating potential buyers of such products.   Due to a difficult economy, we decided to consider other business opportunities.  As such we decided to enter the Greenhouse Gas Emissions market and began searching for a suitable board of advisors which could assist us in locating potential businesses that would seek consulting services in order to reduce their carbon emissions.   We planned to provide matching services for corporations who were interested in reducing their emission outputs in light of coming regulations, with professional advisors that could assist in this task.

Business of Issuer

Our Principal Product/Service

We are a development stage company. Initially, the purpose of our Company was to import and market environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally conscious consumers in Israel and later in the United States. Currently, the Company has shifted its focus from bioplastic products to providing matching services for corporations which need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits.

Our Business Strategy

The Company plans to provide matching services for corporations, in Israel and the United States, and eventually in Europe, seeking to reduce emission outputs in light of existing or expected environmental regulations regarding greenhouse gas emissions reduction. The corporations will be matched with specialists who can assist such corporations in reducing their emissions and thereby earn carbon credits.  Our activities and plans in the carbon credit market are described in more detail below.

Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of our shareholders.

Our Marketing Strategy

We foresee the development of a new service market in which brokers would match greenhouse gas (GHG) emissions specialists with corporations with high GHG emissions which are interested in receiving advice on how to earn carbon credits.

Our management has decided to enter this field. We plan to introduce GHG emissions consultants to GHG emissions producing corporations, and to assist these GHG emissions consultants in executing consulting agreements with these GHG emissions producers.  In exchange for our services, we plan to receive a percentage of the revenues earned by such consultants on each client that we match with such consultants.

We intend to increase the size of our Board of Directors and to retain an advisory board of experts in the field of climate technologies.  In addition, we intend to retain the necessary professionals to assist us in matching GHG emissions producers with GHG emissions consultants.

The GHG Carbon Credit Market

Current legislation and regulatory measures to reduce atmospheric concentrations of greenhouse gases have their roots in climate change challenges presented by the United Nations Framework Convention on Climate Change and the Kyoto Protocol.

The Kyoto Protocol created several markets for carbon credit trading via the Clean Development Mechanism (CDM) as well as the Joint Implementation.  India, China and Brazil are the leading markets that permit carbon credit trading under the CDM, and Europe is the leading market that permits carbon credit trading under the Joint Implementation. Corporations in Israel are able to participate in carbon credit trading via the CDM.

The CDM is one of the instruments created by the Kyoto Protocol to facilitate carbon trading. It is the first of the flexible mechanisms to come into effect, with the launch of the regulatory body, the CDM Executive Board in 2002, and the approval and registration of the first project, based in Brazil, in 2004.

The Joint Implementation is very similar to the CDM, and has in fact adopted largely the same methodologies, project cycle, and overall structures. The key difference is that Joint Implementation is designed to assist industrialized countries in meeting their targets through investment and development of projects in other industrialized countries. As the Joint Implementation host country also has a target under the Kyoto Protocol (unlike CDM host countries), a Joint Implementation project must reduce emissions against 'business as usual' baselines, in order to free up Emission Reduction Units (ERUs) to sell.

Currently, there is a mandatory market in the EU and corporations that reduce their carbon emissions receive carbon credits.  The European Union Emission Trading System (EU ETS) is the largest multi-national, emissions trading scheme in the world.

The EU scheme allows a regulated operator to use carbon credits in the form of Emission Reduction Units (ERU) to comply with its obligations. A Kyoto Certified Emission Reduction Unit (CER) produced by a carbon project that has been certified by an applicable regulatory body is accepted by the EU as being equivalent to an ERU.

There are projects in Israel that have already been qualified under the CDM and such projects have already produced Certified Emission Reductions Units (CER’s).  Although a majority of large companies in Israel with high GHG emissions have already signed up with consultant agencies, we believe that there is still market potential with regard to the smaller carbon polluting companies.

In the United States there is currently no market for trading carbon credits, which is one reason why we believe that now is the time to sign up companies looking for the type of services that we intend to offer.

On June 27, 2009, the U.S. House of Representatives passed ground breaking legislation to impose first-ever limits in the US related to greenhouse gas emissions linked to global warming. It is expected that such legislation will face a tough legislative battle in the Senate.  President Obama called the vote in the House of Representatives “a bold and necessary step that holds the promise of creating new industry and millions of new jobs.” The bill, he said, would usher in “a critical transition to a clean-energy economy without untenable burdens on the American people.”

The bill, if approved by the Senate, would create a market for trading pollution permits to curb emissions.

Reduction Target:

The American Clean Energy and Security Act calls for the U.S. to reduce its greenhouse gas emissions by 17 percent from 2005 levels by 2020. It would establish a limited number of pollution permits, more than 70 percent of which would initially be given away free to utilities, manufacturers, state governments and others, according to the Congressional Budget Office. The permits could then be traded or sold.  In addition, most states would be required to generate 20 percent of their electricity from renewable sources by 2020.

Jobs and Oil Usage Reduction:

House Democratic leaders say the bill would create 1.7 million new jobs and save 240 million barrels of oil by 2020.

Cost Per Household:

According to the Congressional Budget Office, the new bill would cost the average American household $175 a year in extra expenses.

We believe that the carbon market is in an expansion phase, and that in the coming years it will grow if U.S. federal regulation of GHG emissions becomes a reality.  Any cap-and-trade system will most likely include provisions relating to allowances issued to regulated entities by the government, emission reduction certificates generated by clean development projects outside the regulated entities, and market-based incentives for Reduced Emissions from Deforestation and Degradation (REDD), such as forestry offsets.

As corporations that produce GHG emissions become subject to increased regulation, they will be interested in effective and relatively inexpensive ways to reduce their GHG emissions to comply with, as well as benefit from, any applicable cap-and-trade system.

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

Currently, US law does not recognize carbon credits nor provide for the trading of such credits. Therefore, with regard to the US market, the business that we plan on entering will generate revenues only when and if a new law is implemented that provides a mechanism for carbon credit trading.  With regard to the European market, there are currently many consultants in Europe that are climate experts and that have more experience than us in this field. Competing with them in obtaining customers will be difficult as they are better known and have more resources.

The companies that already operate in the carbon credit field which will compete with us both in the US and in Europe include CDM Enviros, Lee International, Carbon Credit World and Carbon Market consultants.

These companies are carbon consultants that advise companies and public authorities on compliance with international, national, and voluntary commitments to reduce greenhouse gas emissions. They assist in conceiving and initiating projects with developers, introduce potential investors to these projects, and undertake the necessary project approvals and operational monitoring.

Governmental Regulations

We may be subject to a variety of laws and regulations relating to the sale of carbon credits, among other things.  We believe that we are currently in compliance with such laws and have no current liabilities thereunder. Our intent is to maintain strict compliance with all relevant laws, rules and regulations.

Employees

As of December 31, 2009, we have no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our Directors on a voluntary basis.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Company

We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise.   Our Company was established on September 4, 2007.  Although we have begun initial investigations into the carbon credits market, we may not be able to successfully implement our business objectives.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.  We have not generated any revenues to date.  Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

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

We have not yet established an ongoing source of revenues.  Furthermore, we anticipate generating losses for the next 12 months.  These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period September 4, 2007 (inception) to December 31, 2009.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Our revenues will be dependent on our matching third party consultants with third party clients, which may place us at a competitive disadvantage.

We plan to locate and enter into agreements with one or more GHG emissions consultants.  In exchange for our services, we plan to receive a percentage of the revenues earned by such consultants on each client that we match.   As a result, we expect to be dependent on those third party firms that we engage. There is no assurance that we will be able to enter into contracts with any such third parties on terms that are favorable to us.  If any of our third party consultants breaches the contract or does not have the ability, for financial or other reasons, to perform its obligations, we may not be able to implement our business plan.  Moreover, there is no assurance that these third party consultants will be able to enter into contracts with their potential clients.  Our reliance on third parties may place us at a competitive disadvantage.

If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to implement our business plan. We anticipate that we will require a minimum of $100,000 to fund our planned activities for the next twelve months. We hope to raise this capital through the sale of our securities in a private placement or raise these funds as loans from our shareholders.  If we are unable to raise the required capital, our ability to grow will be restricted and our ability to continue to conduct business operations will be harmed.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant. Furthermore, any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to compete with current and potential competitors, some of whom have greater resources and experience than we do.

We may not have the resources to compete with our existing competitors or with any new competitors.  We intend to compete with seasoned environmental consultants in the carbon credit market all of which have significantly greater personnel, financial, and managerial resources, and significantly greater reputations, than we have.  This competition from other consultants with greater resources and reputations may result in our failure to maintain or expand our business.  Moreover, as the demand for carbon credits increases, new companies may enter the market, and the influx of added competition will pose an increased risk to our Company.  Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources.

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

Since all of our officers and Directors are located in Israel and not in the United States, their ability to operate the business in the United States is limited.   Their location in Israel may hinder any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws.

We need to retain key personnel to support our business and ongoing operations.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our executive officers and the engagement of key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan.  The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop our Company, which could adversely affect our financial results and impair our growth.

Because both Mr. Hesin and Mrs. Mimouni have no experience in the carbon credits market, they may not be able to successfully operate such a business.

We are a start-up company and we intend to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits. Mr. Hesin and Mrs. Mimouni, our current officers, have effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. However, they have no experience in the carbon credit market. Our success is contingent upon these individuals' ability to make appropriate business decisions in these areas.  It is possible that their lack of relevant operational experience could prevent us from becoming a profitable business, resulting in investors losing part or all of their entire investment in us.

A market for the trading of carbon credits may never develop in the United States.

Our business plan is dependent on the adoption of a cap-and-trade system by the United States.  If the United States does not adopt a cap-and-trade system, there will be no U.S. market for the trading of carbon credits.  If a U.S. market does not develop, we will not be able to implement our business plan, which will result in investors losing part or all of their entire investment in us.

Because we will be primarily dependent upon one service, our business will not be diversified, and we may not be able to adapt to changing market conditions or endure any decline in the carbon reduction emission industry.

Our success depends on our ability to locate and match emission credit specialists with corporations that need to reduce emission outputs. We do not have any other lines of business or other sources of revenue upon which to rely if we are unable to match corporations with the ability to sell carbon emission credits (CER) with emission credit specialists, or if the market for CERs declines. Our lack of diversification means that we may not be able to adapt to changing market conditions or to weather any significant decline in the CER industry.

Our executive officers own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the Company or decision making by management of the Company.

Our executive officers presently own, in the aggregate, 59.34% of our outstanding common stock.  As a result, our executive officers have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our Board of Directors; removal of any of our Directors; amendment of our Articles of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Other stockholders may consider the corporate decisions made by our executive officers to be inconsistent with the interests of these stockholders.  In addition, other stockholders may not be able to change the Directors and officers, and are accordingly subject to the risk that management cannot or will not manage the affairs of the Company in accordance with such stockholders’ wishes.

Risks Relating to Operating in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

Our current operations, potential clients, and our officers and Directors are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.

Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in Gaza by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which until Operation Cast Lead in January 2009 had involved thousands of missile strikes and had disrupted most day-to-day civilian activity in southern Israel.  The missile attacks by Hamas did not target Modiin Illit, the location of our principal executive offices; however, any armed conflict, terrorist activity or political instability in the region may negatively affect business conditions and could significantly harm our results of operations.

ITEM 2.	PROPERTIES

Our Principal Executive Offices

Our principal executive offices are located at c/o Nehemya Hesin, 29 Rashbi St. Apt #19, Modiin Illit, Israel, 71919.  Our telephone number is 1-212-428-6803. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

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

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2009.

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

Holders of our Common Shares

As of January 21, 2010, there were 17 registered stockholders holding 7,583,334 Common Shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2009, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

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

EXECUTIVE OVERVIEW

We were incorporated in the State of Nevada on September 4, 2007.  Initially we had been in the process of establishing ourselves as a company in the business of distributing and selling environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally-conscious consumers in Israel and later in the United States.   Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.

We have not generated any revenue since our inception. We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months.

PLAN OF OPERATION

We have not had any revenues since our inception on September 4, 2007. As originally stated, the business plan of the Company was to establish the Company as a distributor of environmentally-friendly, bioplastic utensils.  Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.  The Company plans to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits.   Our activities and plans in the carbon credit market are described in more detail below.

In the next twelve months, we intend to target corporations, first in Israel and in the US, and eventually in Europe, that are considered greenhouse gas polluters and which, if advised correctly, may make changes in their facilities to reduce the amount of greenhouse gas their facilities produce and thereby earn carbon credits.  In order to achieve these goals, we will attempt to retain a qualified board of advisors and to attract a new member to our Board of Directors in order assist us in identifying and locating professionals who could implement such carbon credit reductions and polluters that will require such services.

We intend to attract a board of advisors by engaging a professional head hunting company.  If we receive additional funding, we may seek to hire professional management for the Company.

The Potential GHG Carbon Credit Market in the United States

Current worldwide legislation and regulatory measures to reduce atmospheric concentrations of greenhouse gases have their roots in climate change challenges presented by the United Nations Framework Convention on Climate Change and the Kyoto Protocol.

On June 27, 2009, the U.S. House of Representatives passed the ground breaking American Clean Energy and Security Act to impose first-ever limits in the U.S. related to greenhouse-gas emissions linked to global warming. It is expected that this legislation will face a tough legislative battle in the Senate. President Obama called the vote in the House of Representatives “a bold and necessary step that holds the promise of creating new industry and millions of new jobs.” The bill, he said, would usher in “a critical transition to a clean-energy economy without untenable burdens on the American people.”

The bill, if approved by the Senate, would create a market in the United States for trading pollution permits to curb emissions.

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

We believe that the carbon market is in an expansion phase, and that in the coming years it will grow if U.S. federal regulation of GHG emissions becomes a reality.  Any cap-and-trade system will most likely include provisions relating to allowances issued to regulated entities by the government, emission reduction certificates generated by clean development projects outside the regulated entities, and market-based incentives for Reduced Emissions from Deforestation and Degradation (REDD), such as forestry offsets.

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

Our management has decided to enter this field and we plan to introduce GHG emissions consultants to GHG emissions producing corporations, and to assist these GHG emissions consultants with entering into business agreements with these GHG emissions producers.  In exchange for our services, our plan is to receive a percentage of the revenues earned by such consultants on each client that we match.

As a preliminary step, we intend to increase the size of our Board of Directors and our advisory board to include experts in the field of climate technologies.  We intend to retain the necessary professionals to assist us in matching GHG emissions producers with GHG emissions consultants.

Over the next twelve months we plan to continue in our efforts to locate suitable corporations in Israel and the United States, and eventually in Europe, that are seeking to reduce emission outputs and thereby earn carbon credits. In addition we plan to locate suitable climate consultants whom we can match their services with the corporations. We will also attempt to retain an advisory board as well as to expand our Board of Directors to include climate, environmental and other professionals.  We expect these new Board members not only to help us build credibility in the eyes of potential customers but also to work to bring in business to our company.

Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of our shareholders.

RESULTS OF OPERATIONS

For the years ended December 31, 2009 and December 31, 2008

We have not generated any revenues since inception through the year ended December 31, 2009.  Our operating activities during these periods consisted primarily of developing our business plan and developing our Company initially as a company in the business of distributing and selling environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally conscious consumers in Israel and later in the United States and recently the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.

General and administrative expenses were $52,697 for the year ended December 31, 2009, compared to $28,511 for the year ended December 31, 2008. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of professional fees, and filing expenses.

Our net loss for the year ended December 31, 2009, was $59,267 or $0.01 per share, compared to $28,511 or less than $0.01 for the year ended December 31, 2008. The weighted average number of shares outstanding was 7,168,607 at December 31, 2009, compared to 6,983,616 at December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009

As of December 31, 2009, our current assets were $6,656 and our current liabilities were $47,732, resulting in negative working capital of $41,076.

As of December 31, 2009, our total liabilities were $47,732, compared to total liabilities of $5,950 as of December 31, 2008, all consisting of current liabilities.

Stockholders’ equity decreased from $691 at December 31, 2008, to a deficit of $41,076 at December 31, 2009.  This was mainly a result of the net loss for the year ended December 31, 2009.

For the year ended December 31, 2009, net cash used in operating activities was $56,961, compared to net cash used in operating activities of $44,086 for the year ended December 31, 2008.

Net cash flows provided from financing activities for the year ended December 31, 2009 was $57,107, compared to net cash flows from financing activities of $24,000 for the year ended December 31, 2008.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in this report in Part IV, Item 15, and beginning on page F-1.

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

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office:

Name	Age	Position Held with our Company
Nehemya Hesin	33	President, Treasurer and Director
Danielle Mimouni	56	Secretary and Director

Business Experience

The following is a brief summary of the education and business experience during at least the past five years of each Director, executive officer and key employee of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Nehemya Hesin joined our Company on November 12, 2007. Mr. Hesin is the Company’s President, Treasurer, and Director. Since 2001 Mr. Hesin has been Chairman of the Breslov Center in Modiin Illit, Israel. Mr. Hesin is responsible for all aspects of the Center, including financial management, operations, and managing the day-to-day operations.   In addition, Mr. Hesin’s responsibilities include organizing charitable events such as group dinners to the underprivileged and organizing group travels.  From 1998-2001 Mr. Hesin was a sales manager at Tzivha International in Modiin Illit, Israel where he was responsible for selling units in apartment complexes owned by Tzivha International.  Mr. Hesin graduated in 1995 from the Breslov High School in Bnei Brak, Israel.

The Board has concluded that Mr. Hesin should serve as Director of the Company because of his experience as Chairman of the Breslov Center, including financial management, operations, and managing the day-to-day operations of the Center.

Mrs. Danielle Mimouni is the Company’s Secretary and Director. She is a practicing psychologist and holds a Ph.D in Psychology from University du Lyon, Lyon France. Mrs. Mimouni is self-employed. In the years 2004-2006 she worked for the Israel Absorption Office, speaking at events and assisting new immigrants upon their arrival in Israel. During this period and going back to 1999, Mrs. Mimouni conducted private counseling sessions with individuals and also provided marital counseling services to couples.

The Board has concluded that Mrs. Mimouni should continue to serve as Director of the Company because of her educational experience and her ability to assess people who can aid the company in further expanding its business.   Mrs. Mimouini is a practicing psychologist and intends to assist the Company in its business decision making process.

There are no familial relationships among any of our officers or Directors.  None of our Directors or officers is a director in any other reporting company.  None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any of the Company's officers or Directors, is a party adverse to the Company or any of the Company’s subsidiaries, or has a material interest adverse to the Company or any of the Company's subsidiaries.

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

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  The Company believes that this Board leadership structure is the most appropriate for the Company.  The Company is a development stage company with no employees and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage – obtaining financing and developing the Company’s business – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” We do not believe that any of our Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the New York Stock Exchange or of Nasdaq.

Involvement in Legal Proceedings

No Director, nominee for Director, or officer of the Company has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time.  In addition, since the Company does not have an Audit Committee, the entire Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2009 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2009; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2009;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nehemya Hesin	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Danielle Mimouni	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

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

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Nehemya Hesin	Common	3,000,000	39.56%
Danielle Mimouni	Common	1,500,000	19.78%
Total	Common	4,500,000	59.34%

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

(2)	Based on 7,583,334 shares of common stock issued and outstanding as of December 31, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Nehemya Hesin and Danielle Mimouni are not Independent Directors of the Company as they are executive officers of the Company. The determination of independence of Directors has been made using the definition of "Independent Director" contained under Nasdaq Marketplace Rule 4200(a)(15).

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

	December 31, 2009	December 31, 2008
Audit Fees	$8,500	$12,500
Audit Related Fees	$0	$0
Tax Fees	$250	$250
All Other Fees	$0	$0

In each of the last two fiscal years ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(1) and (2)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Dated: January 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nehemya Hesin
Name: Nehemya Hesin
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: January 25, 2010

By:	/s/ Danielle Mimouni
Name: Danielle Mimouni
Title: Secretary and Director

Dated: January 25, 2010

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2009 and 2008	F-3

Statements of Operations for the Years Ended
December 31, 2009 and 2008, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2009	F-5

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008,
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of BNH Inc.:

We have audited the accompanying balance sheets of BNH Inc. (a Nevada corporation in the development stage) as of  December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2009 and 2008, and from inception (September 4, 2007) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BNH Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and from inception (September 4, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Alan Weinberg CPA
Baltimore, Maryland
January 17, 2010

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets:
Cash in bank	$6,500	$6,354
Prepaid expenses	156	287

Total current assets	6,656	6,641

Total Assets	$6,656	$6,641

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,225	$200
Accrued liabilities	5,650	5,500
Due to shareholder	39,857	250

Total current liabilities	47,732	5,950

Total liabilities	47,732	5,950

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,583,334 and 7,000,000 shares issued and outstanding respectively	7,583	7,000
Additional paid-in capital	64,917	48,000
(Deficit) accumulated during development stage	(113,576)	(54,309)

Total stockholders' equity	(41,076)	691

Total Liabilities and Stockholders' Equity	$6,656	$6,641

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2009

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2009	2008	Inception

Revenues	$—	$—	$—

Expenses:
General and administrative-
Professional fees	53,536	25,134	99,170
Filing fees	1,877	2,713	4,590
Travel expenses	3,419	—	3,419
Officers' compensation paid by issued shares	—	—	4,750
Organization costs	—	—	488
Bank charges	435	664	1,159

Total general and administrative expenses	59,267	28,511	113,576
			—
(Loss) from Operations	(59,267)	(28,511)	(113,576)

Other Income (Expense)	—	—	—

Provision for income taxes	—	—	—

Net (Loss)	$(59,267)	$(28,511)	$(113,576)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,168,607	6,983,616

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2009

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—	$—

Common stock issued for officers' compensation	4,750,000	4,750	—	—	—	4,750

Payment for stock subscriptions	—	—	—	1,000	—	1,000

Common stock issued for cash	1,250,000	1,250	24,000	—	—	25,250

Net (loss) for the year	—	—	—	—	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	6,000	24,000	1,000	(25,798)	5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	—	24,000

Net (loss) for the year	—	—	—	—	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	7,000	48,000	—	(54,309)	691

Common stock issued for cash	583,334	583	16,917	—	—	17,500

Net (loss) for the year	—	—	—	—	(59,267)	(59,267)

Balance - December 31, 2009	7,583,334	$7,583	$64,917	$—	$(113,576)	$(41,076)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2009

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(59,267)	$(28,511)	$(113,576)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	—	—	4,750
Changes in net assets and liabilities-
Prepaid expenses	131	(287)	(156)
Accounts payable	2,025	(288)	2,225
Accrued liabilites	150	(15,000)	5,650

Net Cash Used in Operating Activities	(56,961)	(44,086)	(101,107)

Investing Activities:
Cash provided by investing activities	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Loan from shareholder	39,607	—	39,857
Issuance of common stock for cash	17,500	24,000	67,750

Net Cash Provided by Financing Activities	57,107	24,000	107,607

Net (Decrease) Increase in Cash	146	(20,086)	6,500

Cash - Beginning of Period	6,354	26,440	—

Cash - End of Period	$6,500	$6,354	$6,500

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

BNH Inc. (the “Company”) is a Nevada corporation in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007. Initially, the proposed business plan of the Company was to establish the Company as a distributor of bio-degradable plastic utensils to environmentally conscious consumers in Israel and later in the United States.   Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2009.

Income Taxes

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

Concentration of Risk

As of December 31, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009 and 2008, and expenses for the periods ended December 31, 2009 and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. Initially, the business plan of the Company is to establish the Company as a distributor of bio-plastic utensils to environmentally conscious consumers in Israel and later in the United States.   Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of December 31, 2009, loans from an individual who is a stockholder of the Company amounted to $39,857. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

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

On July 27, 2009, 291,667 shares were issued pursuant to a private placement subscription agreement for cash consideration of $8,750 at a subscription price of $0.03 per unit.

On November 9, 2009, 291,667 shares were issued pursuant to a private placement subscription agreement for cash consideration of $8,750 at a subscription price of $0.03 per unit.

5.  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2009 and 2008, was as follows (assuming a 23% effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$13,631	$6,558
Change in valuation allowance	(13,631)	(6,558)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2009 and 2008, as follows:

	2009	2008

Loss carryforwards	$26,122	$12,491
Less - Valuation allowance	(26,122)	(12,491)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2009 and 2008 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009, the Company had approximately $113,576 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2029.

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

As described in Note 3, as of December 31, 2009, the Company owed $39,857 to an individual who is a stockholder of the Company.

7.  Subsequent events

The Company evaluated events occurring between the balance sheet date and January 17, 2010, the date the financial statements were issued and there were no events that require disclosure.