Form 10-Q
period 2010-03-31
BNH INC
filed 2010-05-05
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended March 31, 2010

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
Phone: 1-212-428-6803
Fax: 1-212-658-9741

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
YES ☒ NO ☐

The issuer had 7,583,334 shares of its common stock issued and outstanding as of May 4, 2010.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Financial Statements	F-1
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13
ITEM 4.	Controls and Procedures	14
ITEM 4T.	Controls and Procedures

	PART II
ITEM 1.	Legal Proceedings	15
ITEM 1A.	Risk Factors	15
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
ITEM 3.	Defaults Upon Senior Securities	15
ITEM 4.	Submission of Matters to a Vote of Security Holders	15
ITEM 5.	Other Information	15
ITEM 6.	Exhibits	15
	Signatures

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

PART I

Item 1. Financial Statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010

Financial Statements-

Balance Sheets as of March 31, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months Ended March 31, 2010 and 2009
and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2010	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS
	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$6,441	$6,500
Prepaid expenses	-	156

Total current assets	6,441	6,656

Total Assets	$6,441	$6,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,130	$2,225
Accrued liabilities	2,250	5,650
Due to shareholder	56,652	39,857

Total current liabilities	60,032	47,732

Total liabilities	60,032	47,732

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 7,583,334 shares issued and outstanding	7,583	7,583
Additional paid-in capital	64,917	64,917
Paid stock subscription	-	-
(Deficit) accumulated during development stage	(126,091)	(113,576)

Total stockholders' equity (deficit)	(53,591)	(41,076)

Total Liabilities and Stockholders' Equity (Deficit)	$6,441	$6,656

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2010	2009	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	10,911	3,975	110,081
Filing fees	1,545	579	6,135
Officers' compensation paid by issued shares	-	-	4,750
Organization costs	-	-	488
Travel			3,419
Other	59	57	1,218

Total general and administrative expenses	12,515	4,611	126,091
			-
(Loss) from Operations	(12,515)	(4,611)	(126,091)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(12,515)	$(4,611)	$(126,091)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,583,334	6,758,242

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Common stock		Additional Paid-in	Paid Stock	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	$6,000	$24,000	$1,000	$(25,798)	$5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	$7,000	$48,000	$-	$(54,309)	$691

Common Stock Issued for Cash	583,334	583	16,917			17,500

Net (loss) for the period	-	-	-	-	(59,267)	(59,267)

Balance - December 31, 2009	7,583,334	7,583	64,917	-	(113,576)	(41,076)

Net (loss) for the period					(12,515)	(12,515)

Balance - March 31, 2010	7,583,334	7,583	64,917	-	(126,091)	(53,591)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2010	2009	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(12,515)	$(4,611)	$(126,091)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	156	287	-
Accounts payable	(1,095)	2,766	1,130
Accrued liabilities	(3,400)	-	2,250

Net Cash Used in Operating Activities	(16,854)	(1,558)	(117,961)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	16,795	1,500	56,652
Issuance of common stock for cash	-	-	67,750

Net Cash Provided by Financing Activities	16,795	1,500	124,402

Net (Decrease) Increase in Cash	(59)	(58)	6,441

Cash - Beginning of Period	6,500	6,354	-

Cash - End of Period	$6,441	$6,296	$6,441

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

BNH Inc. (the “Company”) is a Nevada corporation in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007. Initially, the proposed business plan of the Company was to establish the Company as a distributor of bio-degradable plastic utensils to environmentally conscious consumers in Israel and later in the United States.   Currently, the Company has shifted its focus from bio-plastic products to the emerging greenhouse gas (GHG) carbon credit market. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the periods ended March 31, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2010.

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

Concentration of Risk

As of March  31, 2010, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010  and expenses for the three months ended March 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of March 31, 2010, loans from an individual who is a stockholder of the Company amounted to $56,652. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

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

5.  Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010 and 2009 and, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,878	$1,061
Change in valuation allowance	(2,878)	(1,061)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$29,001	$26,122
Less - valuation allowance	(29,001)	(26,122)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2010 and the year ended December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, the Company had approximately $126,091 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

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

As described in Note 3, as of March 31, 2010, the Company owed $56,652 to an individual who is a stockholder of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Cautionary Statement Concerning Forward Looking Statements” above.

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

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through March 31, 2010.

Expenses

Our expenses for the three month period ended March 31, 2010 were $12,515 compared with $4,611 for the same period three month period in 2009. Our expenses since our inception were $126,091. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the three month period ended March 31, 2010 was $12,515 compared with $4,611 for the same three month period in 2009. During the period from September 4, 2007 (date of inception) through March 31, 2010, we incurred a net loss of $126,091. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,583,334 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010, reflects assets of $6,441. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended March 31, 2010, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

Dated: May 4, 2010