Form 10-Q
period 2010-06-30
BNH INC
filed 2010-08-02
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-150266

BNH INC.
(Exact Name of Registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

BNH INC.
c/o Nehemya Hesin
29 Rashbi St. Apt # 19
Modiin Illit, Israel, 71919
Phone: 212-428-6883
Fax: 212-658-9741

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
YES ☒ NO ☐

The issuer had 7,583,334 shares of its common stock issued and outstanding as of August 2, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs;

•	the operation of our business; and

•	general economic conditions in the United States and Israel.

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

PART I

Item 1. Financial Statements.
BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

Financial Statements-

Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months Ended and Six Months Ended June 30, 2010
and 2009 and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through June 30, 2010	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash in bank	$6,382	$6,500
Prepaid expenses	-	156

Total current assets	6,382	6,656

Total Assets	$6,382	$6,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$6,025	$7,875
Due to shareholder	59,782	39,857

Total current liabilities	65,807	47,732

Total liabilities	65,807	47,732

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,583,334 shares issued and outstanding	7,583	7,583
Additional paid-in capital	64,917	64,917
(Deficit) accumulated during development stage	(131,925)	(113,576)

Total stockholders' equity (deficit)	(59,425)	(41,076)

Total Liabilities and Stockholders' Equity (Deficit)	$6,382	$6,656

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	5,337	17,725	16,248	21,700	115,418
Filing fees	438	363	1,983	942	6,573
Officers' compensation paid by issued shares	-	-	-	-	4,750
Organization costs	-	-	-	-	488
Travel	-				3,419
Other	59	182	118	240	1,277

Total general and administrative expenses	5,834	18,270	18,349	22,882	131,925
					-
(Loss) from Operations	(5,834)	(18,270)	(18,349)	(22,882)	(131,925)

Other Income (Expense)		-	-	-	-

Provision for Income Taxes		-	-	-	-

Net (Loss)	$(5,834)	$(18,270)	$(18,349)	$(22,882)	$(131,925)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,583,334	7,000,000	7,583,334	7,000,000

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	$6,000	$24,000	$1,000	$(25,798)	$5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	$7,000	$48,000	$-	$(54,309)	$691

Common Stock Issued for Cash	583,334	583	16,917			17,500

Net (loss) for the period	-	-	-	-	(59,267)	(59,267)

Balance - December 31, 2009	7,583,334	7,583	64,917	-	(113,576)	(41,076)

Net (loss) for the period					(18,349)	(18,349)

Balance - June 30, 2010	7,583,334	7,583	64,917	-	(131,925)	(59,425)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

	Six Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(18,349)	$(22,882)	$(131,925)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	156	287	-
Accounts payable and accrued liabilities	(1,850)	20,855	6,025

Net Cash Used in Operating Activities	(20,043)	(1,740)	(121,150)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	19,925	1,500	59,782
Issuance of common stock for cash	-	-	67,750

Net Cash Provided by Financing Activities	19,925	1,500	127,532

Net (Decrease) Increase in Cash	(118)	(240)	6,382

Cash - Beginning of Period	6,500	6,354	-

Cash - End of Period	$6,382	$6,114	$6,382

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods ended June 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2010.

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

Concentration of Risk

As of June 30, 2010, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010  and expenses for the Six Months Ended June 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. Initially, the business plan of the Company was to establish the Company as a distributor of bio-plastic utensils to environmentally conscious consumers in Israel and later in the United States.   Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of June 30, 2010, loans from an individual who is a stockholder of the Company amounted to $59,782. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

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

5. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2010 and 2009 and, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,220	$5,263
Change in valuation allowance	(4,220)	(5,263)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$30,343	$26,122
Less - valuation allowance	(30,343)	(26,122)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2010 and the year ended December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, the Company had approximately $131,925 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

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

As described in Note 3, as of June 30, 2010, the Company owed $59,782 to an individual who is a stockholder of the Company.

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

Overview

We were incorporated in the State of Nevada on September 4, 2007.  Initially, we had been in the process of establishing ourselves as a company in the business of distributing and selling environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally-conscious consumers in Israel and later in the United States.   Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.

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

In the next twelve months, we intend to target corporations, first in Israel and eventually in Europe, that are considered greenhouse gas polluters and which, if advised correctly, may make changes in their facilities to reduce the amount of greenhouse gas their facilities produce and thereby earn carbon credits.  In order to achieve these goals, we will attempt to retain a qualified board of advisors and to attract a new member to our Board of Directors in order assist us in identifying and locating professionals who could implement such carbon credit reductions and polluters that will require such services.

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

However, it now appears that this bill will not be enacted into law in the near term as Republican senators are opposed to the legislation, characterizing it as a “national energy tax.”  .

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

Jobs and Oil Usage Reduction

Previously, House Democratic leaders had said the bill would create 1.7 million new jobs and save 240 million barrels of oil by 2020.

Cost Per Household

According to the Congressional Budget Office, the new bill would cost the average American household $175 a year in extra expenses.

The U.S. carbon market is currently in a problematic stage and it will likely only become viable if U.S. federal regulation of GHG emissions becomes a reality.  Any cap-and-trade system will most likely include provisions relating to allowances issued to regulated entities by the government, emission reduction certificates generated by clean development projects outside the regulated entities, and market-based incentives for Reduced Emissions from Deforestation and Degradation (REDD), such as forestry offsets.

If the proposed legislation is enacted by the U.S. government, corporations that produce GHG emissions will become subject to increased regulation and they will be interested in effective and relatively inexpensive ways to reduce their GHG emissions to comply with, as well as benefit from, any applicable cap-and-trade system.

Matching Services – Carbon Credits

Previously we had believed that a new service market would develop in the U.S. in which brokers would match GHG emissions specialists with corporations with high GHG emissions which are interested in receiving advice on how to earn and trade carbon credits.  In the near term, however, we do not see this as a reality.

We had believed that there would be a market for a consulting firm that would introduce GHG emissions consultants to GHG emissions producing corporations, and assist these GHG emissions consultants with entering into business agreements with these GHG emissions producers.   In exchange for our services, our plan was to receive a percentage of the revenues earned by such consultants on each client that we match.   At this time, before entering the U.S. market, our management believes that we will have to wait for the dust to settle and for there to be more clarity from the U.S. government.

Over the next twelve months we plan to focus our efforts to locate suitable corporations in Israel, and eventually in Europe, and if U.S. legislation is enacted then in the U.S. as well, that are seeking to reduce emission outputs and thereby earn carbon credits. In addition we plan to locate suitable climate consultants whom we can match their services with the corporations. We will also attempt to retain an advisory board as well as to expand our Board of Directors to include climate, environmental and other professionals.  We expect these new Board members not only to help us build credibility in the eyes of potential customers but also to work to bring in business to our company.

Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of our shareholders.

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through June 30, 2010.

Expenses

Our expenses for the six month period ended June 30, 2010 were $18,349 compared with $22,882 for the same six month period in 2009. Our expenses since our inception were $131,925. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the six month period ended June 30, 2010 was $18,349, compared with $22,882 for the same six month period in 2009. During the period from September 4, 2007 (date of inception) through June 30, 2010, we incurred a net loss of $131,925.   This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,583,334 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010, reflects assets of $6,382 Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended June 30, 2010, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Dated: August 2, 2010