Form 10-Q
period 2010-09-30
BNH INC
filed 2010-10-21
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-150266

BNH INC.
(Exact Name of Registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BNH INC.
c/o Nehemya Hesin
29 Rashbi St., Apt #19
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
YES ☒ NO ☐

The issuer had 7,583,334 shares of its common stock issued and outstanding as of October 20, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs;

•	the operation of our business; and

•	general economic conditions in Europe, the United States and Israel.

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

PART I

Item 1. Financial Statements.
BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash in bank	$6,323	$6,500
Prepaid expenses	-	156

Total current assets	6,323	6,656

Total Assets	$6,323	$6,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,087	$7,875
Due to shareholder	71,095	39,857

Total current liabilities	75,182	47,732

Total liabilities	75,182	47,732

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,583,334 shares issued and outstanding	7,583	7,583
Additional paid-in capital	64,917	64,917
(Deficit) accumulated during development stage	(141,359)	(113,576)

Total stockholders' equity (deficit)	(68,859)	(41,076)

Total Liabilities and Stockholders' Equity (Deficit)	$6,323	$6,656

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	9,000	24,065	25,248	45,765	124,418
Filing fees	375	398	2,358	1,340	6,948
Officers' compensation paid by issued shares	-	-	-	-	4,750
Organization costs	-	-	-	-	488
Travel	-	3,419	-	3,419	3,419
Other	59	136	177	376	1,336

Total general and administrative expenses	9,434	28,018	27,783	50,900	141,359
					-
(Loss) from Operations	(9,434)	(28,018)	(27,783)	(50,900)	(141,359)

Other Income (Expense)		-	-	-	-

Provision for Income Taxes		-	-	-	-

Net (Loss)	$(9,434)	$(28,018)	$(27,783)	$(50,900)	$(141,359)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,583,334	7,209,239	7,583,334	7,070,513

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation ($0.001/share)	4,750,000	4,750	-	-	-	4,750

Common stock issued for cash ($0.001/share)	250,000	250	-	-	-	250

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash ($0.025/share)	1,000,000	1,000	24,000	-	-	25,000

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	6,000	24,000	1,000	(25,798)	5,202

Common stock issued for cash ($0.025/share)	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	7,000	48,000	-	(54,309)	691

Common stock issued for cash ($0.03/share)	583,334	583	16,917			17,500

Net (loss) for the period	-	-	-	-	(59,267)	(59,267)

Balance - December 31, 2009	7,583,334	7,583	64,917	-	(113,576)	(41,076)

Net (loss) for the period					(27,783)	(27,783)

Balance - September 30, 2010	7,583,334	$7,583	$64,917	$-	$(141,359)	$(68,859)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(27,783)	$(50,900)	$(141,359)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	156	(299)	-
Accounts payable and accrued liabilities	(3,788)	20,860	4,087

Net Cash Used in Operating Activities	(31,415)	(30,339)	(132,522)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	31,238	13,044	71,095
Pai stock subscriptions		8,750
Issuance of common stock for cash	-	8,750	67,750

Net Cash Provided by Financing Activities	31,238	30,544	138,845

Net (Decrease) Increase in Cash	(177)	205	6,323

Cash - Beginning of Period	6,500	6,354	-

Cash - End of Period	$6,323	$6,559	$6,323

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

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

Concentration of Risk

As of September 30, 2010, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010  and expenses for the Nine Months Ended September 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company was not going to receive any of the proceeds of this registration activity once the shares of common stock were sold. The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of September 30, 2010, loans from an individual who is a stockholder of the Company amounted to $71,095. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

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

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company was not going to receive any of the proceeds of this registration activity once the shares of common stock were sold.  The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

On July 27, 2009, 291,667 shares were issued pursuant to a private placement subscription agreement for cash consideration of $8,750 at a subscription price of $0.03 per unit.

On November 9, 2009, 291,667 shares were issued pursuant to a private placement subscription agreement for cash consideration of $8,750 at a subscription price of $0.03 per unit.

5.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2010 and 2009 and, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,390	$11,707
Change in valuation allowance	(6,390)	(11,707)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$32,512	$26,122
Less - valuation allowance	(32,512)	(26,122)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2010 and the year ended December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, the Company had approximately $141,359 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

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

As described in Note 3, as of September 30, 2010, the Company owed $71,095 to an individual who is a stockholder of the Company.

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

To date, we have not been successful in entering into agreements with clients. Our plan over the next twelve months is to target corporations, first in Israel and eventually in Europe, that are considered greenhouse gas polluters and which, if advised correctly, may make changes in their facilities to reduce the amount of greenhouse gas their facilities produce and thereby earn carbon credits.  In order to achieve these goals, we will attempt to retain a qualified board of advisors and to attract a new member to our Board of Directors in order assist us in identifying and locating professionals who could implement such carbon credit reductions and polluters that will require such services.

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

On June 27, 2009, the U.S. House of Representatives passed the ground breaking American Clean Energy and Security Act to impose first-ever limits in the U.S. related to greenhouse-gas emissions linked to global warming. It is expected that this legislation will face a tough legislative battle in the Senate. President Obama called the vote in the House of Representatives “a bold and necessary step that holds the promise of creating new industry and millions of new jobs.” The bill, he said, would usher in “a critical transition to a clean-energy economy without untenable burdens on the American people.”  The bill now awaits Senate approval.

However, it now appears that this bill will not be enacted into law in the near term.  According to energy sector analysts, in the current economic and political climate, climate change policy is not a pressing legislative item.  (Source: Article on CNBC website dated September 30, 2010).  Moreover, even if legislation is passed in the United States, there is no certainty as to what form it will take.

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

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through September 30, 2010.

Expenses

Our expenses for the nine month period ended September 30, 2010 were $27,783 compared with $50,900 for the same nine month period in 2009. Our expenses since our inception were $141,359. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the nine month period ended September 30, 2010 was $27,783, compared with $50,900 for the same nine month period in 2009. During the period from September 4, 2007 (date of inception) through September 30, 2010, we incurred a net loss of $141,359.   This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 7,583,334 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010, reflects assets of $6,323. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended September 30, 2010, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

* incorporated by reference from Registrant's Registration Statement on Form S-1 filed on April 16, 2008, Registration No. 333-150266.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNH INC.

By:	/s/ Nehemya Hesin

Nehemya Hesin Title: President, Treasurer and Director (Principal Executive Officer, Principal Financing Officer and Principal Accounting Officer)

Dated: October 21, 2010