Form 10-K
period 2010-12-31
BNH INC
filed 2011-02-17
CIK 1432139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,854,167 based upon the price that our common stock was last sold which was $1.25. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 4,500,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,583,334 shares of common stock as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

		Page
FORM 10-K		1
PART I		1
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	3
ITEM 2.	PROPERTIES	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	REMOVED AND RESERVED	5
PART II		1
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	6
ITEM 6.	SELECTED FINANCIAL DATA	6
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	10
ITEM 9A.	CONTROLS AND PROCEDURES	10
ITEM 9B.	OTHER INFORMATION	11
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	12
ITEM 11.	EXECUTIVE COMPENSATION	14
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	15
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	16
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	17
SIGNATURES

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to environmental regulation and liability;
•	risks related to tax assessments;
•	risks and uncertainties related to our prospects, properties, and business strategy; and
•	risks related to doing business in Israel.

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

Recent Corporate Developments

During the first six months of fiscal year 2009, we were focused on sourcing manufacturers for our bio-plastics business along with locating potential buyers of such products.   Due to a difficult economy, we decided to consider other business opportunities.  As such we decided to enter the Greenhouse Gas Emissions market and began searching for a suitable board of advisors which could assist us in locating potential businesses that would seek consulting services in order to reduce their carbon emissions.   We plan to provide matching services for corporations who are interested in reducing their emission outputs in light of coming regulations, with professional advisors that could assist in this task.
As of the date of this report, we have not provided any matching services to corporations.

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

Our Business Strategy

In 2011, we intend to provide matching services for corporations seeking to reduce emission outputs in light of existing or expected environmental regulations regarding greenhouse gas emissions reduction.  When we do locate interested corporations, we plan to match them with specialists who can assist such corporations in reducing their emissions and thereby earn carbon credits.  Our activities and plans in the carbon credit market are described in more detail below.

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

Employees

As of December 31, 2010, we have no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our Directors on a voluntary basis.

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

We have not yet established an ongoing source of revenues.  Furthermore, we anticipate generating losses for the next 12 months.  These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period September 4, 2007 (inception) to December 31, 2010.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We will require additional funds to implement our business plan. We anticipate that we will require additional financing to fund our planned activities for the next twelve months.  We hope to raise this capital through the sale of our securities in a private placement or raise these funds as loans from our shareholders.  If we are unable to raise the required capital, our ability to grow will be restricted and our ability to continue to conduct business operations will be harmed.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant. Furthermore, any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Since all of our officers and Directors are located in Israel their location in Israel may hinder any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws.

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

Because Mr. Hesin has no experience in the carbon credits market, they may not be able to successfully operate such a business.

We are a start-up company and we intend to provide matching services for corporations who need to reduce emission outputs in light of more stringent environmental regulations with emission credit specialists who can assist such corporations in reducing their emissions and in earning and/or trading carbon credits. Mr. Hesin, our current officer and Director, has effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. However, he has no experience in the carbon credit market. Our success is contingent upon this individual’s ability to make appropriate business decisions in these areas.  It is possible that his lack of relevant operational experience could prevent us from becoming a profitable business, resulting in investors losing part or all of their entire investment in us.

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

In addition, Israel has faced and continues to face difficult relations with the Palestinians and the risk of terrorist violence from both Palestinian as well as foreign elements such as Hezbollah. Infighting among the Palestinians may also create security and economic risks to Israel. Current and future conflicts and political, economic, and/or military conditions in Israel and the Middle East region, including the current unrest in Egypt, may in the future affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including Iran, may impede our ability to conduct our business or operations.

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

ITEM 4.	(Removed and Reserved).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On July 9, 2008, our Common Shares began trading on the over-the-counter market and are currently quoted on the OTCBB under the symbol “BNHI.OB”. Prior to that date, there was no established trading market for our Common Shares.  There has been no active trading in our securities and there have been no high or low bid prices quoted.

Holders of our Common Shares

As of February 14, 2011, there were 23 registered stockholders holding 7,583,334 Common Shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

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

Over the next twelve months we intend to target corporations that are considered greenhouse gas polluters and which, if advised correctly, may make changes in their facilities to reduce the amount of greenhouse gas their facilities produce and thereby earn carbon credits.  In order to achieve these goals, we will attempt to retain a qualified board of advisors and to attract a new member to our Board of Directors in order assist us in identifying and locating professionals who could implement such carbon credit reductions and polluters that will require such services.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2010 and December 31, 2009

We have not generated any revenues since inception through the year ended December 31, 2010.  Our operating activities during these periods consisted primarily of developing our business plan and developing our Company initially as a company in the business of distributing and selling environmentally friendly and biodegradable plastics (bioplastics for short), in the form of disposable utensils, plates, and cups to environmentally conscious consumers in Israel and later in the United States and recently the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market.

General and administrative expenses were $51,247 for the year ended December 31, 2010, compared to $59,267 for the year ended December 31, 2009. General and administrative expenses primarily consist of professional fees, and filing expenses.

Our net loss for the year ended December 31, 2010, was $51,247 or $0.01 per share, compared to $59,267 or $0.01 per share for the year ended December 31, 2009. The weighted average number of shares outstanding was 7,583,334 at December 31, 2010, compared to 7,168,607 at December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010

As of December 31, 2010, our current assets were $2,554 and our current liabilities were $94,877, resulting in negative working capital of $92,323.

As of December 31, 2010, our total liabilities were $94,877, compared to total liabilities of $47,732 as of December 31, 2009, all consisting of current liabilities.

Stockholders’ equity decreased from a deficit of $41,076 at December 31, 2009, to a deficit of $92,323 at December 31, 2010.  This was mainly a result of the net loss for the years ended December 31, 2010 and December 31, 2009.

For the year ended December 31, 2010, net cash used in operating activities was $54,150, compared to net cash used in operating activities of $56,961for the year ended December 31, 2009.

Net cash flows provided from financing activities for the year ended December 31, 2010 was $50,204, compared to net cash flows from financing activities of $57,107 for the year ended December 31, 2009.

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

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our Company. All Directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. Each of the executive officers of our Company are appointed by our Board of Directors for a term of one year and hold office until their successor is elected by the Board of Directors and is qualified.

Name	Age	Position Held with our Company
Nehemya Hesin	34	President, Treasurer and Director
Danielle Mimouni	57	Secretary and Director

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

Auditors; Code of Ethics

Our principal registered independent auditors are Weinberg & Baer LLC. We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

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

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2010 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2010; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2010;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nehemya Hesin	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Danielle Mimouni	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Summary

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

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(2)	Based on 7,583,334 shares of common stock issued and outstanding as of December 31, 2010.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2010	December 31, 2009
Audit Fees	$12,000	$8,500
Audit Related Fees	$0	$0
Tax Fees	$250	$250
All Other Fees	$0	$0

In each of the last two fiscal years ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(a)	Financial Statements and financial statement schedules

(1) and (2)

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2010 and 2009	F-3

Statements of Operations for the Years Ended
December 31, 2010 and 2009, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2010	F-5

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009,
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS
To the Board of Directors and Stockholders
of BNH Inc.:

We have audited the accompanying balance sheets of BNH Inc. (a Nevada corporation in the development stage) as of  December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2010 and 2009, and from inception (September 4, 2007) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BNH Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from inception (September 4, 2007) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC
Baltimore, Maryland
February 7, 2011

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

Current Assets:
Cash in bank	$2,554	$6,500
Prepaid expenses	-	156

Total current assets	2,554	6,656

Total Assets	$2,554	$6,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$316	$2,225
Accrued liabilities	4,500	5,650
Due to shareholder	90,061	39,857

Total current liabilities	94,877	47,732

Total liabilities	94,877	47,732

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,583,334 shares issued and outstanding respectively	7,583	7,583
Additional paid-in capital	64,917	64,917
(Deficit) accumulated during development stage	(164,823)	(113,576)

Total stockholders' equity	(92,323)	(41,076)

Total Liabilities and Stockholders' Equity	$2,554	$6,656

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	48,075	53,536	147,245
Filing fees	2,721	1,877	7,310
Travel expenses	-	3,419	3,419
Officers' compensation paid by issued shares	-	-	4,750
Organization costs	-	-	488
Other costs	451	435	1,611

Total general and administrative expenses	51,247	59,267	164,823
			-
(Loss) from Operations	(51,247)	(59,267)	(164,823)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(51,247)	$(59,267)	$(164,823)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,583,334	7,168,607

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2010

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	6,000	24,000	1,000	(25,798)	5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	7,000	48,000	-	(54,309)	691

Common stock issued for cash	583,334	583	16,917	-	-	17,500

Net (loss) for the year	-	-	-	-	(59,267)	(59,267)

Balance - December 31, 2009	7,583,334	7,583	64,917	-	(113,576)	(41,076)

Net (loss) for the year	-	-	-	-	(51,247)	(51,247)

Balance - December 31, 2010	7,583,334	$7,583	$64,917	$-	$(164,823)	$(92,323)

The accompanying notes to financial statements are  an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(51,247)	$(59,267)	$(164,823)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	156	131	-
Accounts payable	(1,909)	2,025	316
Accrued liabilites	(1,150)	150	4,500

Net Cash Used in Operating Activities	(54,150)	(56,961)	(155,257)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	50,204	39,607	90,061
Issuance of common stock for cash	-	17,500	67,750

Net Cash Provided by Financing Activities	50,204	57,107	157,811

Net (Decrease) Increase in Cash	(3,946)	146	2,554

Cash - Beginning of Period	6,500	6,354	-

Cash - End of Period	$2,554	$6,500	$2,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2010.

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

Concentration of Risk

As of December 31, 2010, the Company maintained a commercial bank account. The balance in the account was subject to FDIC coverage. In addition, a majority of the cash balance was in an escrow account held by a lawyer.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010 and 2009, and expenses for the periods ended December 31, 2010 and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

3.   Loan from Stockholder

As of December 31, 2010, loans from an individual who is a stockholder of the Company amounted to $90,061. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

4.  Common Stock

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 250,000 shares of common stock to Mrs. Goldy Klein, Former Secretary, for cash payment of $250 (par value).

On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500, to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250, to a former officer of the Company for services rendered.

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

5.  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$11,787	$13,631
Change in valuation allowance	(11,787)	(13,631)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010 and 2009, as follows:

	2010	2009

Loss carryforwards	$37,909	$26,122
Less - Valuation allowance	(37,909)	(26,122)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2010 and 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010, the Company had approximately $164,823 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions on tax returns that were or will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the year ended December 31, 2010.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

6.   Related Party Transactions

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 250,000 shares of common stock to Mrs. Goldy Klein, our Former Secretary, for cash payment of $250 (par value).

On October 18, 2007, the Company issued 1,500,000 shares of common stock, valued at $1,500 to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 250,000 shares of common stock, valued at $250 to a former officer of the Company for services rendered.

On November 12, 2007, the Company issued 3,000,000 shares of common stock, valued at $3,000 to an officer of the Company for services rendered.

As described in Note 3, as of December 31, 2010, the Company owed $90,061 to an individual who is a stockholder of the Company.

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

Dated: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nehemya Hesin
Name: Nehemya Hesin
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: February 17, 2011

By:	/s/ Danielle Mimouni
Name: Danielle Mimouni
Title: Secretary and Director

Dated: February 17, 2011