Form 10-Q
period 2011-03-31
BNH INC
filed 2011-05-12
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal quarter ended March 31, 2011

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
YES ☒ NO ☐

The issuer had 7,583,334 shares of its common stock issued and outstanding as of May 11, 2011.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Financial Statements	F-1
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	5
ITEM 4T.	Controls and Procedures	6

	PART II
ITEM 1.	Legal Proceedings	6
ITEM 1A.	Risk Factors
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.	Defaults Upon Senior Securities
ITEM 4.	(Removed and reserved)
ITEM 5.	Other Information
ITEM 6.	Exhibits	6
	Signatures	7

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

PART I

Item 1. Financial Statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash in bank	$54	$2,554

Total current assets	54	2,554

Total Assets	$54	$2,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,216	$316
Accrued liabilities	2,000	4,500
Due to shareholder	118,859	90,061

Total current liabilities	126,075	94,877

Total liabilities	126,075	94,877

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 7,583,334 shares issued and outstanding respectively	7,583	7,583
Additional paid-in capital	64,917	64,917
(Deficit) accumulated during development stage	(198,521)	(164,823)

Total stockholders' equity	(126,021)	(92,323)

Total Liabilities and Stockholders' Equity	$54	$2,554

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative
	March 31,	March 31,	From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	33,500	10,911	180,745
Filing fees	198	1,545	7,509
Travel expenses	-	-	3,419
Officers' compensation paid by issued shares	-	-	4,750
Organization costs	-	-	488
Other costs	-	59	1,611

Total general and administrative expenses	33,698	12,515	198,521
			-
(Loss) from Operations	(33,698)	(12,515)	(198,521)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(33,698)	$(12,515)	$(198,521)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,583,334	7,168,607

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscriptions	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	4,750,000	4,750	-	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	1,250,000	1,250	24,000	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	6,000,000	6,000	24,000	1,000	(25,798)	5,202

Common stock issued for cash	1,000,000	1,000	24,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	7,000,000	7,000	48,000	-	(54,309)	691

Common stock issued for cash	583,334	583	16,917	-	-	17,500

Net (loss) for the year	-	-	-	-	(59,267)	(59,267)

Balance - December 31, 2009	7,583,334	$7,583	$64,917	$-	$(113,576)	$(41,076)

Net (loss) for the year	-	-	-	-	(51,247)	(51,247)

Balance - December 31, 2010	7,583,334	$7,583	$64,917	$-	$(164,823)	$(92,323)

Net (loss) for the period	-	-	-	-	(33,698)	(33,698)

Balance - March 31, 2011	7,583,334	$7,583	$64,917	$-	$(198,521)	$(126,021)

The accompanying notes to financial statements are
an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative
	March 31,	March 31,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(33,698)	$(12,515)	$(198,521)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	-	156	-
Accounts payable	4,900	(1,095)	5,216
Accrued liabilites	(2,500)	(3,400)	2,000

Net Cash Used in Operating Activities	(31,298)	(16,854)	(186,555)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	28,798	16,795	118,859
Issuance of common stock for cash	-	-	67,750

Net Cash Provided by Financing Activities	28,798	16,795	186,609

Net (Decrease) Increase in Cash	(2,500)	(59)	54

Cash - Beginning of Period	2,554	6,500	-

Cash - End of Period	$54	$6,441	$54

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

BNH INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2011, the Company maintained a commercial bank account. The balance in the account was subject to FDIC coverage. In addition, a small amount of cash balance was in an escrow account held by a lawyer.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011 and December 31, 2010, and expenses for the periods ended March 31, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of March 31, 2011, loans from an individual who is a stockholder of the Company amounted to $118,859. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and due on demand.

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

5. Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,751	$2,878
Change in valuation allowance	(7,751)	(2,878)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$45,660	$37,909
Less - Valuation allowance	(45,660)	(37,909)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2011 and December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2011, the Company had approximately $198,521 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that were or will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

As described in Note 3, as of March 31, 2011, the Company owed $118,859 to an individual who is a stockholder of the Company.

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

Results of Operations

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through March 31, 2011.

Expenses

Our expenses for the three month period ended March 31, 2011 were $33,698 compared with $12,515 for the same three month period in 2010. Our expenses since our inception were $198,521. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the three month period ended March 31, 2011 was $33,698, compared with $12,515 for the same three month period in 2010. During the period from September 4, 2007 (date of inception) through March 31, 2011, we incurred a net loss of $198,521.   This loss consisted primarily of professional fees and administrative expenses. Since inception, we have issued 7,583,334 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011, reflects assets of $54. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. As of March 31, 2011, loans from an individual who is a stockholder of the Company amounted to $118,859. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.  We currently have no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended March 31, 2011, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated: May 12, 2011