Form 10-Q
period 2011-09-30
BNH INC
filed 2011-11-14
CIK 1432139

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 0-53212

BEESFREE, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BeesFree, Inc.
c/o Nehemya Hesin
29 Rashbi St. Apt # 19
Modiin Illit, Israel, 71919

(Address of principal executive offices)

212-428-6883
(Registrant’s telephone number, including area code)

BNH, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 7, 2011 there were 15,166,668 shares, par value $.001, of Common Stock issued and outstanding.

The Registrant implemented a 2-for-1 forward stock split on October 27, 2011. All per share amounts and calculations in this Quarterly Report and the accompanying Financial Statements have been calculated to reflect the effects of the forward stock split.

TABLE OF CONTENTS

			Page
PART I	-	FINANCIAL INFORMATION
ITEM 1.		Financial Statements	1
ITEM 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	2
ITEM 4.		Controls and Procedures	5

PART II	-	OTHER INFORMATION
ITEM 1.		Legal Proceedings	5
ITEM 2.		Unregistered Sales of Equity Securities and Use of Proceeds	5
ITEM 4.		(Removed and Reserved)	5
ITEM 5.		Other Information	5
ITEM 6.		Exhibits	5
		Signatures

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to BeesFree, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

BEESFREE, INC. (FORMERLY BNH INC.)
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Financial Statements-

Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through September 30, 2011	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

BEESFREE, INC. (FORMERLY BNH INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$50,000	$2,554

Total current assets	50,000	2,554

Total Assets	$50,000	$2,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$26,090	$316
Accrued liabilities	2,000	4,500
Due to shareholder	197,076	90,061

Total current liabilities	225,166	94,877

Total liabilities	225,166	94,877

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized; 15,166,668 shares issued and outstanding	15,167	15,167	*
Additional paid-in capital	57,333	57,333	*
(Deficit) accumulated during development stage	(247,666)	(164,823)

Total stockholders' equity	(175,166)	(92,323)

Total Liabilities and Stockholders' Equity	$50,000	$2,554

*Restated to reflect the forward stock split

The accompanying notes to financial statements are an integral part of these statements.

BEESFREE, INC. (FORMERLY BNH INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	19,855	9,000	80,610	25,248	227,854
Filing fees	488	375	2,203	2,358	9,514
Travel expenses	-	-	-	-	3,419
Officers' compensation paid by issued shares	-	-	-	-	4,750
Organization costs	-	-	-	-	488
Other costs	30	59	30	177	1,641

Total general and administrative expenses	20,373	9,434	82,843	27,783	247,666
					-
(Loss) from Operations	(20,373)	(9,434)	(82,843)	(27,783)	(247,666)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(20,373)	$(9,434)	$(82,843)	$(27,783)	$(247,666)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	15,166,668	15,166,668 *	15,166,668	15,166,668 *

*Restated to reflect the forward stock split

The accompanying notes to financial statements are
an integral part of these statements.

BEESFREE, INC. (FORMERLY BNH INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Paid	During the
	Common stock*		Paid-in	Stock	Development
Description	Shares	Amount	Capital*	Subscriptions	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for officers' compensation	9,500,000	9,500	(4,750)	-	-	4,750

Payment for stock subscriptions	-	-	-	1,000	-	1,000

Common stock issued for cash	2,500,000	2,500	22,750	-	-	25,250

Net (loss) for the year	-	-	-	-	(25,798)	(25,798)

Balance - December 31, 2007	12,000,000	12,000	18,000	1,000	(25,798)	5,202

Common stock issued for cash	2,000,000	2,000	23,000	(1,000)	-	24,000

Net (loss) for the year	-	-	-	-	(28,511)	(28,511)

Balance - December 31, 2008	14,000,000	14,000	41,000	-	(54,309)	691

Common stock issued for cash	1,166,668	1,167	16,333	-	-	17,500

Net (loss) for the year	-	-	-	-	(59,267)	(59,267)

Balance - December 31, 2009	15,166,668	15,167	57,333	-	(113,576)	(41,076)

Net (loss) for the year	-	-	-	-	(51,247)	(51,247)

Balance - December 31, 2010	15,166,668	15,167	57,333	-	(164,823)	(92,323)

Net (loss) for the period	-	-	-	-	(82,843)	(82,843)

Balance - September 30, 2011	15,166,668	$15,167	$57,333	$-	$(247,666)	$(175,166)

*Restated to reflect the forward stock split

The accompanying notes to financial statements are
an integral part of these statements.

BEESFREE, INC. (FORMERLY BNH INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (SEPTEMBER 4, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative
	September 30,	September 30,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(82,843)	$(27,783)	$(247,666)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Common stock issued for officers' compensation	-	-	4,750
Changes in net assets and liabilities-
Prepaid expenses	-	156	-
Accounts payable	25,774	(1,638)	26,090
Accrued liabilites	(2,500)	(2,150)	2,000

Net Cash Used in Operating Activities	(59,568)	(31,415)	(214,826)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Loan from shareholder	107,015	31,238	197,076
Issuance of common stock for cash	-	-	67,750

Net Cash Provided by Financing Activities	107,015	31,238	264,826

Net (Decrease) Increase in Cash	47,447	(177)	50,000

Cash - Beginning of Period	2,554	6,500	-

Cash - End of Period	$50,000	$6,323	$50,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
The accompanying notes to financial statements are an integral part of these statements.

BEESFREE, INC. (FORMERLY BNH INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

BeesFree, Inc. (formerly BNH Inc.) (the “Company”) is a Nevada corporation in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Nevada on September 4, 2007. Initially, the proposed business plan of the Company was to establish the Company as a distributor of bio-degradable plastic utensils to environmentally conscious consumers in Israel and later in the United States.   Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (GHG) carbon credit market. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011 and December 31, 2010, and expenses for the periods ended September 30, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 4,000,000 (post forward stock split) shares of its common stock, par value $0.001 per share, at an offering price of $0.025 per share. As of January 23, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 4,000,000 (post forward stock split) shares of its common stock.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 4,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loan from Stockholder

As of September 30, 2011, loans from an individual who is a stockholder of the Company amounted to $197,076. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and due on demand.

4. Common Stock

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 500,000 (post forward stock split) shares of common stock to Mrs. Goldy Klein, Secretary, for cash payment of $250 (par value).  The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On October 18, 2007, the Company issued 3,000,000 (post forward stock split) shares of common stock, valued at $1,500, to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 500,000 (post forward stock split) shares of common stock, valued at $250, to an officer of the Company for services rendered.

On November 12, 2007, the Company issued 6,000,000 (post forward stock split) shares of common stock, valued at $3,000, to an officer of the Company for services rendered.

In addition, on November 30, 2007, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $50,000 through the issuance of 4,000,000 (post forward stock split) shares of its common stock, par value $0.001 per share, at an offering price of $0.025 per share. As of December 27, 2007, the Company had received $26,000 in proceeds from the PPO. As of January 23, 2008, the Company had fully subscribed the PPO and raised $50,000 in proceeds with the issuance of 4,000,000 (post forward stock split) shares of its common stock.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 4,000,000 (post forward stock split) of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Registration Statement on Form S-1 was filed with the SEC on April 16, 2008, and declared effective on April 30, 2008.

On July 27, 2009, 583,334 (post forward stock split) shares  were  issued  pursuant  to a private placement  subscription  agreement  for  cash  consideration  of  $8,750  at a subscription  price of $0.03 per unit.

On November 9, 2009, 583,334 (post forward stock split) shares  were  issued  pursuant  to a private placement  subscription  agreement  for  cash  consideration  of  $8,750  at a subscription  price of $0.03 per unit.

Effective October 27, 2011, the Company implemented a 2 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record. As a result of the split, each holder of record on the record date automatically received one additional share of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding are 15,166,668 shares. The accompanying financial statements and related notes thereto have been adjusted to reflect this forward stock split.

5. Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$19,054	$6,390
Change in valuation allowance	(19,054)	(6,390)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$56,963	$37,909
Less - Valuation allowance	(56,963)	(37,909)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2011 and December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $247,666 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that were or will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

6.   Related Party Transactions

On September 4, 2007, pursuant to the terms of a subscription agreement, the Company sold 500,000 (post forward stock split) shares of common stock to Mrs. Goldy Klein, Secretary, for cash payment of $250 (par value).  The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On October 18, 2007, the Company issued 3,000,000 (post forward stock split) shares of common stock, valued at $1,500 to an officer of the Company for services rendered.

On October 25, 2007, the Company issued 500,000 (post forward stock split) shares of common stock, valued at $250 to an officer of the Company for services rendered.

On November 12, 2007, the Company issued 6,000,000 (post forward stock split) shares of common stock, valued at $3,000 to an officer of the Company for services rendered.

As described in Note 3, as of September 30, 2011, the Company owed $197,076 to an individual who is a stockholder of the Company.

7.   Subsequent Events

On October 4, 2011, the Company filed articles of merger with the state of Nevada to effectuate a change of the corporate name to BeesFree, Inc.

Effective October 27, 2011, the Company implemented a 2 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record. As a result of the split, each holder of record on the record date automatically received one additional share of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding are 15,166,668 shares. The accompanying financial statements and related notes thereto have been adjusted to reflect this forward stock split.

On October 31, 2011, the Company increased the number of authorized shares to 200,000,000 shares of common stock.

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

Overview

We were incorporated in the State of Nevada on September 4, 2007.  We initially were in the business of distributing and selling disposable environmentally friendly and biodegradable plastics (bioplastics for short), including utensils, plates, and cups, to environmentally-conscious consumers in Israel and subsequently in the United States.   Currently, the Company has shifted its focus from bioplastic products to the emerging greenhouse gas (“GHG”) carbon credit market.  On October 4, 2011, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which the name of the Company was changed from BNH Inc. to BeesFree, Inc.

We have not generated any revenue since our inception. We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months. In the event that we are not able to generate sufficient revenue and do not have sufficient cash assets to continue as a public company, we may engage in discussions with other entities to enter into a possible merger or acquisition of our company.

Recent Developments

On October 31, 2011, the Company increased the number of its authorized shares of common stock from 100,000,000 to 200,000,000 shares of common stock.

Effective October 27, 2011, the Company implemented a 2 for 1 forward stock split on its issued and outstanding shares of common stock to its holders of record.  As a result of the split, each holder of record on the record date automatically received one additional share of the Company’s common stock.  After the split, the number of shares of common stock issued and outstanding was 15,166,668 shares.

On October 4, 2011, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which the Company’s wholly-owned subsidiary BeesFree, Inc. merged with and into the Company and the Company changed its name from BNH Inc. to BeesFree, Inc.

On September 30, 2011, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, BeesFree, Inc., pursuant to which the parties agreed to merge BeesFree, Inc. into and with the Company, with the Company being the surviving entity. In addition, the Company agreed to change its name to BeesFree, Inc.

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

Results of Operations

For the three and nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010

Revenues

We had no revenues for the period from September 4, 2007 (date of inception) through September 30, 2011.

Expenses

Our expenses for the three and nine month periods ended September 30, 2011 were $20,373  and $82,843 compared with $9,434 and $27,783 for the same three and nine month periods in 2010. Our expenses since our inception were $247,666.   These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the three and nine month periods ended September 30, 2011 were $20,373  and $82,843, compared with $9,434 and $27,783 for the same three and nine month periods in 2010. During the period from September 4, 2007 (date of inception) through September 30, 2011, we incurred a net loss of $247,666.   This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 15,166,668 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011, reflects assets of $50,000. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. As of September 30, 2011, loans from an individual who is a stockholder of the Company amounted to $197,076. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.  We currently have no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

None.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

On October 31, 2011, the Company increased the number of its authorized shares of common stock from 100,000,000 to 200,000,000 shares of common stock.

Effective October 27, 2011, the Company implemented a 2 for 1 forward stock split on its issued and outstanding shares of common stock to its holders of record.  As a result of the split, each holder of record on the record date automatically received one additional share of the Company’s common stock.  After the split, the number of shares of common stock issued and outstanding was 15,166,668 shares.

On October 4, 2011, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which the Company’s wholly-owned subsidiary BeesFree, Inc. merged with and into the Company and the Company changed its name from BNH Inc. to BeesFree, Inc.

On September 30, 2011, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, BeesFree, Inc., pursuant to which the parties agreed to merge BeesFree, Inc. into and with the Company, with the Company being the surviving entity. In addition, the Company agreed to change its name to BeesFree, Inc.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on April 16, 2008)

3.2	By Laws (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on April 16, 2008)

3.3	Articles of Merger dated September 30, 2011 and filed on October 4, 2011.

3.4	Certificate of Change filed on October 31, 2011.

10.1	Agreement and Plan of Merger, dated September 30, 2011, by and between the Company and BeesFree, Inc., its wholly-owned subsidiary.

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15(d)-14(a)).

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BeesFree, Inc.

By:	/s/ Nehemya Hesin

Nehemya Hesin
Title: President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2011