Form 10-K
period 2011-12-31
BeesFree, Inc.
filed 2012-03-30
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No.  1-34022

BEESFREE, INC.

(Exact name of registrant as specified in its charter)

Nevada	92-0189305
(State of Incorporation)	(I.R.S. Employer Identification No.)

2101 Vista Parkway, Suite 122

West Palm Beach, Florida 33411

(Address of Principal Executive Offices, Including Zip Code)

(561) 939-4860

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $0.001 per share	OTCBB

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer     ☐  Accelerated filer

☐  Non-accelerated filer     ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by nonaffiliates of the Registrant as of June 30, 2011, was $0. Our shares were not publicly traded during this period.

As of March 19, 2012, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 16,150,000.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Because our common stock is considered to be “penny stock” under the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may not rely on the safe harbor created by the PSLRA with respect to forward –looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. Important factors that may cause actual results to differ from projections include without limitation:

·	our dependence on additional financing to continue as a going concern;

·	unexpected costs and operating deficits;

·	our lack of operating history;

·	our inability to generate revenues or profits from sales of our dispensers and chemical compound;

·	market acceptance of our product;

·	our inability to compete effectively in the beekeepers market;

·	governmental regulation and oversight, including our ability to qualify our chemical compound in various countries;

·	our ability to protect our technology through intellectual property rights; and

·	adverse results of any material legal proceedings.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and management objectives are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “plan,” “project,” “should,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements are based on information available at the time the statement was made. We undertake no obligation to update any forward-looking statements or other information contained in this report as a result of future events, new developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved.

As used in this report, the terms “company,” “we,” “us” and “our” refer to BeesFree, Inc., a Nevada corporation, and its wholly owned subsidiary, BeesFree, Inc., a Delaware corporation.

ITEM 1. BUSINESS

On October 4, 2011, we changed the name of the Company from BNH, Inc. to Beesfree, Inc. On December 16, 2011, we entered into a subsequent Agreement and Plan of Merger (the “Merger Agreement”) with BeesFree, Inc., a privately held Delaware corporation (“BeesFree-DE”), and BeesFree Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). The Merger is being accounted for as a reverse merger and recapitalization and BeesFree-DE is deemed to be the accounting acquirer in the transaction for accounting purposes.

Pursuant to the terms and conditions of the Merger Agreement:

·	Each share of BeesFree-DE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 11,950,000 shares of our common stock. An aggregate of 11,950,000 shares of BeesFree-NV’s common stock were issued to the holders of BeesFree-DE’s common stock.

·	Pursuant to the terms of the Merger Agreement, our officers and directors shall resign, with such director resignations to become effective on the tenth day after the mailing of a Schedule 14F-1 Information Statement to our Stockholders. Nehemya Hesin and Danielle Mimouni resigned as our sole officers and directors, and a new board of directors and new officers were appointed. Our new board of directors consists of Mario Sforza and Professor Juan Carlos Trabucco, previously the directors and officer of BeesFree-DE. In addition, immediately following the Merger, we appointed Mario Sforza as our president and chief executive officer.

Our Business

We have developed a patent-pending technology that dispenses our proprietary mixture of chemical compounds to bees in order to help bees prevent and cope with the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony.  Our goal is to manufacture and sell our products to beekeepers around the world.

We are a development stage enterprise.  Our primary activities have been focused on the development of our business plan, the filing of patents, the filing of applications for approval to sell our product in various countries, the development of an infrastructure to sell and deliver our product, and the raising of capital.  We have not commenced our principal operations, nor have we generated any revenues from our operations.

We have incurred operating losses since inception and expect to incur operating losses in the future in connection with the development of our products and technology. As of December 31, 2011, we had an accumulated deficit of $1,062,957. The operation and development of our business is expected to require additional capital by the third quarter of 2012.

Recent Developments during the Fourth Quarter of 2011 and First Quarter of 2012

·	Immediately following the closing of the Merger, we sold 1,200,000 shares of our Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $1.00 per share and five-year common stock purchase warrants (the “Warrants”) to purchase up to 1,200,000 shares of our common stock at an exercise price of $1.50 per share in a private placement to accredited investors (the “Private Placement”). In addition, as part of the Private Placement, the holders of certain 8% convertible debentures issued by BeesFree-DE prior to the Merger, in an aggregate principal amount of $1,000,000 (the “Debentures”), converted such Debentures in full into 1,000,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of common stock (the “Debt Conversions”).
·	On February 14, 2012, we received a conditional initial order, which is subject to product registration and authorization from the Argentinean national agency SENASA, calling for the company to deliver 200 dispensers and 600 liters to Centro de Estudies Territoriales (CET) which represents the interests of a large number of local beekeepers in the province of Chubut.

Business Strategy

Our strategy is to initially focus on the markets that have the largest potential and that offer the quickest governmental approval. We have initiated the registration and certification process in Italy and Argentina; upon approval we should be able to sell our chemical compound in other countries that are members of the EU and Mercosur, respectively.

Marketing, Sales and Distribution

Before we can sell our product, prior product approval is required in each of our markets. Once approved, we intend to use multiple distribution channels to reach our customers. A direct sales force will be utilized to service the needs of the larger accounts which we consider to be beekeepers with more than 1,000 colonies. We will deliver our product to smaller beekeepers either through independent regional distributors of beekeeping accessories or through a web based direct sales platform. One or more of these channels will be utilized in each country depending on the specific characteristics and needs of each market.

We intend to use international trade shows and industry conferences to gain market exposure and brand recognition. We plan to work with leading entomologists and apiarists to enhance our marketing efforts.  As sales volume increases, we plan to open additional regional offices and to continue to manage sales activities in each of our defined geographical regions and to provide marketing support to local and regional distributors in each area.

Competition

In many markets around the world, there are currently many beekeeping products available that are intended to strengthen bees and improve honey production. These products include multi-vitamins and amino acids, antibiotics, colony defense stimulants and Varroasis-Acariasis products. We believe, however, that no product currently on the market is as comprehensive, effective and cost efficient as our solution.

With respect to the Argentine bee healthcare market, we believe that there are at least 20 different products registered and approved by national regulatory authorities in Argentina that claim to treat one of the several reported causes of CCD.  Approximately half of the products are antibiotics. The other half of the products are remedies against Varroa Acariasis, a condition caused by the Varroa mite, a parasite that affects the bee population in many countries.    We believe that the current accepted practice advocated by entomologists. apiarists and cooperatives of beekeepers is to avoid the use of antibiotics in treating bees and CCD-related problems.  Our proprietary chemical compound, which we believe to be more comprehensive, does not contain any antibiotics.

In addition, we do not believe that the Argentina beekeeping market currently has a fully automated chemical compound distribution system like the BeesFree Dispenser.

Patent

We own technology that was developed to remedy problems arising from CCD.  On August 27, 2011, we acquired the full rights to our patent-pending proprietary chemical compound and the BeesFree Dispenser from Dr. Francesca del Vecchio in exchange for 1,650,000 shares of BeesFree. Our technology consists of a mix of chemical compounds, which contains natural and synthetic elements to combat honey bee parasites, mitigate the effects of neonicotinoid-based pesticides and provide nourishment to honey bees, and an innovative delivery system, the BeesFree Dispenser, which is scientifically-designed to attract bees with specific colors and shapes. We filed a patent with the Italian Patent Office (UIBM) and the Chamber of Commerce in Rome (in line with current Italian legislation) on August 26, 2011. In addition, we plan to proceed with an end-to-end filing process with WIPO (World Intellectual Property Organization) located in Geneva, Switzerland. WIPO is a world-wide organization which groups together all offices of the Patent Cooperation Treaty (“PCT”) member countries.

Argentina is not a member of PCT. Consequently, on February 14, 2012, we filed a PCT extension in Argentina which will protect our pending-patent in Argentina.

Products

We currently have developed an integrated product consisting of the BeesFree Dispenser (see rendering below) and our proprietary chemical compound.   The BeesFree Dispenser has been optimized to attract bees by means of specific colors and shapes and to feed them in their natural environment and habitat.  The components of the BeesFree Dispenser include:

·	a reservoir, where the proprietary mix of chemical compounds is mixed with water;
·	an atomizer, to spray the mixture of chemical compounds and water;
·	a distributor, with specific shapes and colors designed to attract bees; and
·	a multifunctional control system, to monitor, alarm and control the dispenser.

The BeesFree Dispenser operates using batteries and is rechargeable by a small solar panel.  The BeesFree Dispenser is designed to be placed amongst beehives in order to be easily accessible to bees.  The BeesFree Dispenser is designed to last for up to a three year period of usage.

BeesFree Dispenser (rendering)

Our proprietary chemical compounds consisting of several specific agents, including:

·	antimicrobial agents and compounds to fight the invertebrate iridescent virus and its interaction with the Nosema fungus, considered by scientists to be contributing factors to CCD;
·	components to contrast the side effects of neonicotinoids, which are used in pesticides, on bees; and
·	other nutrients and antioxidants.

A bottle of approximately 34 ounces (1 liter) of our chemical compound is designed to last for approximately two to three months, assuming day-to-day distribution of the compound.

Our strategy will be to outsource the production of both the dispenser and the chemical compound to different partners/vendors in various regions of the world. Toward that end, on March 21, 2012, BeesFree announced that it had partnered with Gelco, a leading Italian manufacturer of electronic devices for the aerospace, defense and electro medical markets, to manufacture BeesFree’s proprietary dispensers.

Raw Materials and Suppliers

Our chemical compound is made out of several widely available raw materials and/or natural extracts such as essential oil, neutraceuticals and nutrients derived from natural essences.

We intend to purchase these materials from numerous sources at competitive prices, with pricing and availability being the determining factors as to our suppliers. We will also consider geographical proximity to production locations when determining suppliers.  Because these materials are available for purchase from a number of different suppliers, we do not anticipate encountering any significant difficulties with respect to shortages of supply or the absence of competitive pricing.

We anticipate that for the production of the BeesFree Dispenser units, we will choose the manufacturer that provides us with the best overall offer with respect to cost, quality, supply chain infrastructure and logistics. We may enter into agreements with more than one manufacturer for the production of the BeesFree Dispensers so as to lower the overall risk associated with product provisioning and to avoid complexities and costs related to shipping the unit around the globe.  Given the relatively simple design of the BeesFree dispensers and the wide-scale availability of the dispensers’ component materials, including, but not limited to, high-quality spruce and other biodegradable or reusable materials, at competitive prices, we do not anticipate any challenges in identifying and partnering with manufacturers.

Research and Development

Our research and development activities are conducted in Rome, Italy by our Chief Scientist, Dr. Francesca del Vecchio. Our current activities are intended to ensure that our proprietary chemical compound mixture addresses the latest research with respect to bee healthcare and CCD.  We also intend to expand our research and development activities in 2012 by creating our own laboratory facility in Rome, Italy. When the laboratory is set-up, we anticipate that we will use this facility for on-going research and development, chemical compound production, quality testing of our chemical compounds, and the development of new features for our BeesFree Dispenser.

Government Regulations

We will need to comply with the government regulations of each individual country in which our products are to be distributed and sold. These regulations vary in complexity and can be very stringent. In all cases, our product must be registered and approved before it can be sold. We have begun the registration and approval process in Argentina and Italy.

Employees

We have three full time employees and two non-contractual independent contractors. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Other Information

News and information about BeesFree, Inc. is available on and/or may be accessed through our website, www.beesfree.biz. In addition to news and other information about our company, we have provided access through this site to our filings with the Securities and Exchange Commission as soon as reasonably practicable after we file or furnish them electronically. Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

We own no real property and currently lease our office space.  The corporate headquarters is located at 2101 Vista Parkway, Suite 122, West Palm Beach, Florida 33411.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the OTCBB on January13, 2012, under the symbol “BEES.” To date there has been very limited trading for our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The following table below sets forth the high and low sales prices per share for the periods our common stock was traded on the OTC Bulletin Board.

	High		Low
2012
First Quarter		$3.00		$1.10

2011
First Quarter	$	n/a	$	n/a
Second Quarter		n/a		n/a
Third Quarter		n/a		n/a
Fourth Quarter		n/a		n/a

2010
First Quarter	$	n/a	$	n/a
Second Quarter		n/a		n/a
Third Quarter		n/a		n/a
Fourth Quarter		n/a		n/a

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2011 was 99, including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of December 31, 2011, we had 16,150,000 shares of common stock outstanding.  As of March 26, 2011, we had 16,150,000 shares of common stock outstanding.

Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

Registration Rights

Pursuant to the subscription agreement from the Private Placement, we agreed, at any time between 91 days after the date of the Private Placement and the two year anniversary of the Private Placement, upon request by holders representing more than 50% of the shares of common stock issued in the Private Placement, as calculated on a fully diluted basis, to file a registration statement with the Securities and Exchange Commission within 60 days following such request covering the resale of 120% of the shares of common stock issuable upon conversion of the shares of Series A Cumulative Convertible Preferred Stock and 100% of the shares issuable upon exercise of the $1.50 Warrants issued in the Private Placement, and to cause such registration statement to be declared and remain effective by the Securities and Exchange Commission for the period of the contemplated distribution and no less than 180 days after such request. If we fail to file a registration statement registering the resale of such shares within the prescribed 60 day period, fail to have such registration statement declared effective within the prescribed 180 day period or fail to maintain the effectiveness of such registration statement for more than 60 days in the aggregate during the period of the contemplated distribution, then on each such event of default, and on every monthly anniversary thereof, we shall pay to the investors, in cash, a penalty equal to 1% of the dollar amount invested by each investor; provided, however, that we shall not be liable for liquidated damages as to any shares of common stock that (A) are not permitted by the Securities and Exchange Commission to be included in a registration statement because of the Securities and Exchange Commission’s application of Rule 415 or (B) can be sold publicly under Rule 144. In addition, we granted the Placement Agent registration rights with respect to warrants issued to them.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a technology company that develops and commercializes innovative solutions for the beekeeping community. We intend to operate on a global basis. We plan to manufacture and sell our patent-pending technology that dispenses and delivers our proprietary mixture of chemical compounds to the bee population in order to prevent the effects of colony collapse disorder, or CCD.

In connection with the closing of the Merger, we elected to report our financial results in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP, and as such, to report our financial results in U.S. dollars. Following the Merger, we changed our fiscal year end to December 31st.

The operation and development of our business will require additional capital to fund our operations, the establishment of a research and development facility, and other initiatives.

Results of Operations

Since the Company is in its start up stage of development, we have no revenues and do not have prior periods for comparison purposes.

Period from August 4, 2011 (inception) to December 31, 2011

Research and development expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, product dispenser and chemical compound Research and development expenses are expensed as they are incurred. For the period from August 4, 2011 (inception) to December 31, 2011, research and development expenses amounted to $213,750.

Merger expenses

Merger expenses consist primarily of fees paid to former shareholders of BeesFree-NV relating to the merger transaction for the period from August 4, 2011 (inception) to December 31, 2011.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. For the period from August 4, 2011 (inception) to December 31, 2011, general and administrative expenses amounted to $426,974. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities, for the period from August 4, 2011 (inception) to December 31, 2011, in the amount of $1,045,346.

The cash used in operating activities for the period from August 4, 2011 (inception) to December 31, 2011 was due primarily to cash used to fund a net loss of $1,055,724, as well as a change in accounts payable and accrued expenses of $22,053.

Net Cash Used in Investing Activities

The Company did not use any funds for investing activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities, net of offering costs, for the period from August 4, 2011 (inception) to December 31, 2011, was $2,098,725 primarily from the issuance of common stock, convertible debentures and Series A preferred stock.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include the Company’s deferred tax asset, including a full valuation allowance, fair value of the Company’s stock and warrant liabilities, which were valued with the assistance of an independent valuation company. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Fair Value of Financial Instruments.  The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

We measure the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of December 31, 2011, the Company did not have any Level 1 or Level 2 assets or liabilities. As of December 31, 2011, the Company’s warrant liabilities were classified within Level 3 of the Valuation Hierarchy.

Plan of Operations

We believe that the net proceeds from the Private Placement will not be sufficient to cover our operating expenses for the next twelve months and that we may have to engage in additional capital raising.  In the likely event that circumstances require us to raise additional capital, we may do so through the issuance of additional equity or debt securities, through bank loans or through any other method that is most advantageous to us given the accompanying circumstances.

During the next twelve months, we believe that our major expenditures will be directed towards the following activities:

·	the registration and certification of our products in jurisdictions targeted for the sale of our products, in order to commence sales of our products in those jurisdictions;
·	the procurement or establishment and running of satisfactory laboratory and manufacturing facilities for the manufacturing, testing and assembly of our products;
·	the purchase and implementation of financial and operating systems to maintain proper controls, books and records;
·	continuation of our research and development activities, with a focus on the development and improvement of product features and increased functionalities; and
·	the hiring and retention of qualified personnel.

In addition, we believe it is unlikely but possible that in the next twelve months, extraordinary additional costs may arise from the following factors:

·	longer than expected and more complicated product certification processes in individual jurisdictions;
·	the establishment of additional local offices not otherwise planned for on account of jurisdiction-specific laws and practices in markets that we are targeting; and
·	the introduction of new, unforeseen competitive technologies, which could require us to expend additional resources in research and development activities in order to improve or update our existing products.

With respect to the hiring and retention of personnel, we anticipate that we will hire an additional four to seven regional sales managers in various regions throughout the world within the next twelve months, who will join our current regional sales manager in Argentina.  In addition, we may hire a product manager to oversee production of our products.  Our estimated monthly cost with respect to the hiring of new personnel is between $25,000 and $40,000.

We anticipate that we will begin to generate revenue from sales once we obtain local product approval which we believe will be in certain targeted markets starting in the fourth quarter of 2012.

Liquidity, Capital Resources and Going Concern Matters

General.  At December 31, 2011, we had cash and cash equivalents of $1.1 million.  As a development stage company, we have not generated any revenues and incurred net losses of approximately $1.1 million during the period from August 4, 2011 (Inception) through December 31, 2011.  The Company is currently in the development stage, and has not yet generated any revenues.  The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, sale of convertible debentures and private placement of Cumulative Convertible Series A Preferred Stock.  The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We believe we have addressed our immediate liquidity concerns through the Private Placement, pursuant to which we raised approximately $1.1 million in net proceeds through the issuance of equity securities, as well as the conversion of the Debentures in full into shares of Preferred Stock and Warrants to purchase shares of common stock. However, on a long term basis, until we develop a consistent source of revenue and achieve a profitable level of operations that generates sufficient cash flow, we will need additional capital resources to fund growth and operations.  As such, if our operations over the next twelve months fail to generate sufficient cash flow, we may seek to raise capital through equity and/or debt offerings. However, there can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all.   The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors.  Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon the following factors:

·	the speed and ease with which we are able to obtain regulatory approval in jurisdictions where we intend to sell our products;
·	our ability to establish regional sales offices and hire quality regional sales managers;
·	our research and development focusing on the improvement of features and functionalities of our current products and the development of additional products;
·	our ability to capitalize on manufacturing efficiencies;
·	the cyclical nature of the ordering patterns from our distributors and customers; and
·	the fluctuation of the Argentine peso and the Euro against the U.S. dollar and other international currencies.

We currently do not believe it is necessary for us to take any additional steps to address any of the aforementioned factors with respect to the possible impacts they could have on our future operations.

Off−Balance Sheet Arrangements

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements may be found on pages F-1 through F-22 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2011, the Board of Directors dismissed Weinberg & Baer LLC (“Weinberg”) as the independent auditors of the Company and engaged Marcum LLP (“Marcum”), to serve as the Company’s independent registered public accountants. Marcum had previously served as independent registered public accountants for BeesFree-DE.

Weinberg’s reports on our financial statements as of and for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  However, the reports of Weinberg stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2010 and 2009 and through Weinberg’s dismissal on the Closing Date, there were: (i) no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

For more information regarding the change in accountants, please see the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2011.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over reporting, because of its inherent limitations, may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011 we had identified certain matters that constituted a material weakness in our internal controls over financial reporting.  Specifically, we have limited segregation of duties within our accounting and financial reporting functions.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.  We have taken steps to address this matter, including the hiring of a Chief Financial Officer in December 2011.  We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.   Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies since the reverse merger and recapitalization occurred in December 2011 and since the rules for smaller reporting companies do not require such auditor attestation report.

.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, we closed a reverse merger with our wholly owned subsidiary, BeesFree-DE. As part of that reverse merger, we adopted the internal controls over financial reporting of that wholly owned subsidiary.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers as of March, 15, 2012:

Name	Age	Position

Mario Sforza	52	President, Chief Executive Officer and Director

David W. Todhunter	49	Chief Financial Officer, Treasurer and Secretary

Juan Carlos Trabucco	63	Director

The following is a description of the business experience of each of our executive officers:

Mario Sforza, President and Chief Executive Officer and Director

Mr. Sforza has served as our chief executive officer, president and director since our inception in August 2011. Mr. Sforza has more than 26 years of professional executive experience in leading U.S. and European multinational information and communications technology and media corporations where he has successfully covered senior management, marketing, sales and technical roles. He has coordinated the launch and operational roll-out of several technology projects and businesses in the wireless telecom (Motorola Satcom’s Iridium and Qualcomm’s Globalstar), aerospace (European Space Agency), multimedia service provisioning (Liberty Global Europe) and clean tech market segments.  From February 2005 to September 2010, he served as the chief executive officer of Cleon Solutions, an information technology engineering and consulting company.  From October 2009 to December 2010, Mr. Sforza was a senior program manager for Igeam, an Italian clean-tech consulting firm.  From June 2010 to July 2011, Mr. Sforza served as an executive advisor and consultant for ITT VIS Italia, Altran Italia, IPS and Network Corporate Advisor.  Mr. Sforza received his MSc in Electronic Engineering (magna cum laude) from the University “La Sapienza” in Rome, Italy. He has attended post-graduate courses in business administration and marketing at the London School of Economics and at the SDA Bocconi University in Milan, Italy.

David W. Todhunter, Chief Financial Officer, Treasurer and Secretary

Mr. Todhunter served as the Chief Financial Officer of Plus One Holdings, Inc. from 2005 to 2011. Plus One Holdings, Inc. provides comprehensive wellness solutions to Fortune 1000 clients. During that time, Mr. Todhunter had full financial responsibility encompassing financial reporting to the Board, audits, budgeting, income and sales tax reporting, purchasing, invoicing and collections, cash management, investor and banking relations, merger financial due diligence, merger integrations, system implementations, and financial training.  In addition, Mr. Todhunter also directed Plus One Holding’s technology group from 2005 to 2006. Prior to that, Mr. Todhunter was employed by The Robbins Company first as the Chief Financial Officer from 2001 to 2003, and then as the Chief Executive Officer from 2003 to 2004. The Robbins Company, a private equity-backed manufacturing, fulfillment, and business services company, provided employee recognition programs to Fortune 1000 clients. Mr. Todhunter received his bachelor of arts (magna cum laude) in Applied Mathematics and Economics from Brown University.

Juan Carlos Trabucco, Director

Juan Carlos Trabucco has served as our director since October 2011.  Professor Trabucco has served as a senior consultant to the Food and Agriculture Organization of the United Nations in Rome, Italy since 2000.  While at the Food and Agriculture Organization of the United Nations, Professor Trabucco has managed the development of FAO Food Security and Consumption Statistics database, served as the team leader for several field tests and projects in various Central American countries in order to co-develop training programs with local governments and coordinated studies to analyze statistical and economical indicators to address rural poverty in Latin America.  Professor Trabucco has a B.Sc. from Champagnat College, Tacna, Peru, an M.S. from University of Wisconsin and has received post-graduate certificates from Agricultural University “La Molina” in Lima, Peru, National University of Arequipa, Peru, University of Roma, “La Sapienza,” University of Tarapaca in Arica, Chile, and Pacific University of Lima.  We believe Professor Trabucco is qualified to sit on the Board because he has unique knowledge with respect to international policies concerning food security, a strong scientific background, and solid business acumen.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file.

The Company is not aware of Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2011 that have not been timely filed.

Corporate Governance

The Board has adopted Corporate Governance Principles which along with the Charters for of its Committees and the Company Code of Business Conduct and Ethics, provides a framework for the governance of the Company. The Company’s Corporate Governance Principles address matters such as the responsibilities and composition of the Board, Director Independence and the conduct of Board and Committee meetings.  The Company’s Code of Business Conduct and Ethics sets forth guiding principles of business ethics and certain legal requirements applicable to all Company employees and Directors.

Currently, the Company’s Chief Executive Officer also holds the position of Chairman of the Board of Directors.  In the future, however, the Board may reconsider whether its Chief Executive Officer should also serve as Board Chairman.

Audit Committee and Financial Expert

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors. However, as of December 16, 2011, we have employed a Chief Financial Officer who is a financial expert and capable of maintaining effective internal controls and procedures for financial reporting.

Compensation Committee and Nominating Committee

We currently do not have a compensation committee or a nominating committee. Determining compensation for our officers and directors is done by our board of directors. Nominations for election to our board of directors may be made by the board of directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Code of Ethics

We have not adopted a formal Code of Ethics because we recently closed the Merger and have not finalized all of the corporate governance requirements. We are currently working on a code of ethics and will disclose our Code of Ethics when it is approved by our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Mario Sforza President,	2011	50,000	–	–	–	–	–	50,000
CEO and Director	2010	–	–	–	–	–	–	–

David W. Todhunter	2011	4,250	–	–	–	–	–	4,250
CFO, Treasurer and	2010	–	–	–	–	–	–	–
Secretary

Employment Agreements

Mario Sforza

We have entered into an employment agreement with Mr. Sforza to serve as our chief executive officer for a term of one year, effective as of August 4, 2011. Pursuant to this employment agreement, Mr. Sforza is entitled to receive an annual base salary of $120,000.  Mr. Sforza is entitled to receive a bonus of stock options to purchase up to 250,000 shares of our common stock upon the achievement of certain milestones (the “Stock Options”). Of the 250,000 stock options, Mr. Sforza shall be entitled to 125,000 Stock Options upon the achievement of the following targets reached by a date to be determined by the Board by January 30, 2012:  (i) complete a merger or share exchange with a public company listed for trading in the United States of America on the OTC Bulletin Board automated quotation system and a private placement of securities; (ii) Commenced regional development projects in Argentina, Brazil and South Africa (the "Regional Development Projects"); (iii) met product units sales targets for the first 6 operating months; (iv) Achieved full product prototyping capabilities; (v) Established a lab facility operating in Italy; (vi) Execute distribution agreements with parties in Argentina, Brazil and South Africa; (vii) commence an operational corporate web site; (viii) producing a marketing and sales plan; (ix) establish a corporate headquarters located in the United States of America; (x) appoint to the Company' s board of directors at least one member with a graduate degree or higher in a discipline or field related to the business of the Company; and (xi) Hired additional sales representatives and personnel. As of January 30, 2012, these targets were not yet met.

Of the 250,000 stock options, Mr. Sforza shall be entitled to an additional 125,000 Stock Options upon the achievement of the following targets reached by a date to be determined by the Board by January 30, 2012: (i) completed the Initial Development Projects; (ii) Begun regional development projects in two countries in the Northern hemisphere, which such countries shall be determined by the Board of the Company not later than February 28th, 2012; (iii) met product units sales targets for the first operating year; (iv) executed distribution agreements covering all regions worldwide; (v) executed products provisioning contracts covering all regions worldwide; (vi) Assigned staff members to all regional sales structures; (vii) Completed all corporate staff hiring as set forth and approved by the Board by January 31, 2012. As of the date of report, these targets have not yet been met.

In addition, Mr. Sforza will also be entitled to the following benefits: (i) reimbursement for all travel and lodging expenses relating to his employment; (ii) payment of telephone and data service on a handheld device devoted to employment related use; and (iii) payment of a personal computer for employment related use.

Mr. Sforza may resign at any time during the term of the employment agreement with three (3) months notice provided. In addition, the Board may terminate Mr. Sforza’s employment at anytime for just cause only. However, if the Board were to terminate Mr. Sforza’s employment, Mr. Sforza shall be granted his full compensation package for the full term of his employment.

David W. Todhunter

We have entered into an employment agreement with Mr. Todhunter to serve as our chief financial officer and chief accounting officer for a term of one year, effect as of December 16, 2011. Pursuant to this employment agreement, Mr. Todhunter is entitled to receive an annual base salary of $102,000.  In addition, Mr. Todhunter will also be entitled to reimbursement for all travel and lodging expenses relating to his employment.

Outstanding Equity Awards At Fiscal Year-End

There were no outstanding equity awards held by our officers as of December 31, 2011.

Director Compensation

We intend to pay our directors $1,000 per meeting for each board meeting attended and reimburse them for expenses incurred in connection with their service as director. During the fiscal years ended December 31, 2011 and 2010, our directors did not receive any compensation from us for their services in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under an Equity Compensation Plan.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 15, 2012 by:

·	Each of our directors;

·	Each of our named executive officers;

·	All of our directors and executive officers as a group; and

·	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 16,150,000 shares of our common stock outstanding as of March 15, 2012. In calculating the number of shares beneficially owned and the percentage ownership, shares of common stock subject to Preferred Stock conversion rights (including accrued dividends), options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after March 15, 2012 are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Security Ownership of Management and Directors:

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Common Stock	Mario Sforza	500,000	(3)	3.1
Common Stock	David W. Todhunter	200,000	(4)	1.2
Common Stock	Juan Carlos Trabucca	-	(5)	**
Common Stock	Directors and executive officers as a group (4 people)	2,350,000		14.6

Other Shareholders:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common Stock	Francesca del Vecchio Via Del Fiume Giallo 324G Rome, Italy	1,650,000	(2)	10.2
Common Stock	Matteo Festuccia 100 Via Dei Colliportuensi Rome, Italy	823,000	(6)	5.1
Common Stock	Greenwich Trading, LLC 29 Meadowcroft Lane Greenwich, CT 06830	810,000	(7)	5.0
Common Stock	The CCK 2011 Trust 428 Plaza Real Boca Raton, FL 33432	850,000	(8)	5.3

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 15, 2012, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Consists of 1,650,000 shares of common stock as to which Dr. del Vecchio has sole voting and investment power.

(3)	Consists of 500,000 shares of common stock as to which Mr. Sforza has sole voting and investment power.

(4)	Consists of 200,000 shares of common stock as to which Mr. Todhunter has sole voting and investment power.

(5)	Professor Trabucca does not own any common stock of the Company.

(6)	Consists of 823,000 shares of common stock as to which Mr. Festuccia has sole voting and investment power.

(7)	Consists of 810,000 shares of common stock as to which Greenwich Trading, LLC has sole voting and investment power.

(8)	Consists of 850,000 shares of common stock as to which The CCK 2011 Trust has sole voting and investment power.

** Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during 2011 in which we or our subsidiary was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

Indebtedness Of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Transactions With Promoters

We did not expressly engage a promoter at the time of its formation. We have used selling agents and consultants from time to time. The terms of those arrangements have been disclosed in previous filings with the Securities and Exchange Commission.

Independence Of The Board Of Directors

Our common stock is listed on the OTC Bulletin Board. For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that of our 2 directors, Juan Carlos Trabucca is our only independent director. This does not constitute an independent board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As noted in Item 9, on December 16, 2011, we engaged Marcum LLP to serve as our independent registered public accountants. Prior to this date, Weinberg & Baer LLC served as our independent registered public accountants. During the years ended December 31, 2011 and 2010, we were billed or expect to be billed by our independent registered public accounting firm the following fees:

	2011	2010
Audit Fees (1)	$73,000	$10,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	250
All Other Fees (4)	-	-
Total	$73,000	$10,750

(1)	Audit fees principally include those for services related to the annual audit of the consolidated financials statements, SEC registration statements and other filings and consultation on accounting matters.

(2)	Audit-related fees principally include assurance and related services that were reasonably related to the performance of our independent registered public accounting firm’s assurance and review of the financial statements and not reported under the caption “Audit Fees.”

(3)	Tax fees principally include services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit.

(4)	Our independent registered public accounting firm did not perform any services for us other than those described above.

Audit Committee’s Pre-Approval Policies and Procedures

All of the services set forth under the table “Independent Registered Accounting Firm Fees and Services” above were approved by the Board of Directors.

In connection with the audit of our financial statements for the period from August 4, 2011 (inception) to December 31, 2011, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused the firm to report the disagreement if it had not been resolved to their satisfaction.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BeesFree, Inc

By:	/s/ Mario Sforza
President and Chief Executive Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mario Sforza	President and Chief Executive Officer	March 30, 2012
Mario Sforza	(Principal Executive Officer)

/s/ David W. Todhunter	Chief Financial Officer	March 30, 2012
David W. Todhunter	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1*	Agreement and Plan of Merger, dated December 16, 2011, by and among BeesFree, Inc., BeesFree Acquisition Corp. and BeesFree, Inc.
2.2*	Articles of Merger, dated September 30, 2011 and filed on October 4, 2011 by and among BNH Inc. and BeesFree, Inc.
3.1*	Certificate of Designations of Series A Cumulative Convertible Preferred Stock

10.1*	Form of Subscription Agreement by and among BeesFree, Inc. and certain purchasers set forth therein
10.2*	Form of $1.50 Warrant
10.3*	Form of Cancellation Agreement by and among BeesFree, Inc. and certain shareholders
10.4*	Purchase Agreement of Technology, dated August 27, 2011, by and between BeesFree, Inc. and Francesca del Vecchio
10.5*	Consulting Service Agreement, dated August 29, 2011, by and between BeesFree, Inc. and Francesca del Vecchio
10.6*	Form of Debenture Purchase Agreement, dated November 11, 2011, by and between BeesFree, Inc. and certain purchasers set forth therein
10.7*	Lease Agreement, dated November 21, 2011, by and between BeesFree, Inc. and The Crexent. LLC
10.8*	Investor Relations Agreement, dated December 1, 2011, by and between BeesFree, Inc. and Brooke Capital Investments, LLC
10.9*	Investor Relations Consulting Agreement, dated October 28, 2011, by and between BeesFree, Inc. and Blue Point Consulting, LLC
10.10*	Investor Relations Agreement, dated October 24, 2011, by and between BeesFree, Inc. and Grandview Consultants, Inc.
10.11*	Employment Agreement between BeesFree, Inc. and Mario Sforza
10.12*	Employment Agreement between BeesFree, Inc. and David W. Todhunter

16.1*	Letter from Weinberg & Baer, dated December 20, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included as an exhibit to the Current Report on Form 8-K filed on December 16, 2011 and incorporated herein by reference.
†	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BeesFree, Inc.

We have audited the accompanying consolidated balance sheet of BeesFree, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the period from August 4, 2011 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BeesFree, Inc. and Subsidiaries (a development stage company) as of December 31, 2011, and the results of their operations and their cash flows for the period from August 4, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 30, 2012

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2011

Assets

Current Assets
Cash	$1,053,379
Prepaid expenses	10,500

Total Current Assets		$1,063,879

Intangible Assets, net		1,650
Deposit		1,175

Total Assets		$1,066,704

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$22,053
Accrued dividends on preferred stock	7,233
Common stock warrant liability	580,000
		$609,286
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,200,000 issued and outstanding in the following class: Series A Cumulative Preferred Stock, $1 stated value, 3,500,000 shares authorized; 2,200,000 shares issued and outstanding (aggregate liquidation preference $2,207,233)	$2,200
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,150,000 issued and outstanding	16,150
Additional paid-in-capital	1,502,025
Deficit accumulated during the development stage	(1,062,957)

Total Stockholders' Equity		457,418

Total Liabilities and Stockholders' Equity		$1,066,704

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO DECEMBER 31, 2011

Revenue		$—

Operating Expenses
Research and development expenses	$213,750
Merger expenses	415,000
General and administrative expenses	426,974

Total Operating Expenses		1,055,724

Net Loss		$(1,055,724)

Dividends to Series A preferred stockholders		(7,233)

Net loss attributable to common stockholders		$(1,062,957)

Basic and Diluted Net Loss per Share		$(0.10)

Basic and Diluted Net Loss attributable to Common Stockholder		$(0.10)

Weighted Average Number of Shares Outstanding - basic and diluted		11,010,061

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO DECEMBER 31, 2011

						Deficit
						Accumulated
	Series A Convertible				Additional	During the
	Preferred Stock		Common Stock		paid-in-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - August 4, 2011 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founders' shares - August 22, 2011 (at $0.001 per share)	—	—	10,300,000	10,300		—	10,300

Issuance of shares in exchange for patent - August 27, 2011 (at $0.001)	—	—	1,650,000	1,650		—	1,650

Issuance of shares pursuant to reverse recapitalization - December 16, 2011 (at $0.001)			4,000,000	4,000	(4,000)		-

Issuance of preferred stock in private placement, net of costs - December 16, 2011 ( at $0.001)	1,200,000	1,200			1,087,025		1,088,225

Conversion of debentures into preferred stock - December 16, 2011 (at $0.001)	1,000,000	1,000			999,000		1,000,000

Issuance of shares to employee - December 30, 2011 (at $0.001)			200,000	200			200

Warrants issued in connection with convertible preferred stock					(580,000)		(580,000)

Contractual dividends accrued on convertible preferred stock						(7,233)	(7,233)

Net loss for the period from August 4, 2011 (inception) to December 31, 2011	—	—	—	—	—	(1,055,724)	(1,055,724)

Balance - December 31, 2011	2,200,000	$2,200	16,150,000	$16,150	$1,502,025	$(1,062,957)	$457,418

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO DECEMBER 31, 2011

Cash Flows from Operating Activities
Net loss		$(1,055,724)
Changes in operating assets and liabilities:
Deposits	(1,175)
Prepaid expenses	(10,500)
Accounts payable and accrued expenses	22,053
Total Adjustments		10,378

Net Cash Used in Operating Activities		(1,045,346)

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	1,000,000
Proceeds from sale of convertible preferred stock, net of costs	1,200,000
Fees paid to third-parties in connection with sale of convertible preferred stock	(111,775)
Proceeds from issuance of founders' common stock	10,300
Proceeds from sale of common stock	200

Net Cash Provided by Financing Activities		2,098,725

Net Increase in Cash		1,053,379

Cash - August 4, 2011 (Inception)		—

Cash - December 31, 2011		$1,053,379

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock		$1,000,000
Warrants issued in connection with convertible preferred stock		$580,000
Dividends accrued on convertible preferred stock		$7,233
Shares issued relating to merger recapitalization		$4,000
Shares issued related to acquisition of intangible asset		$1,650

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 1 - Business Organization and Nature of Operations

BeesFree, Inc. (“BeesFree-DE”) was incorporated August 4, 2011 under the laws of the State of Delaware. On December 14, 2011, BeesFree Inc. entered into an Agreement and Plan of Merger with BeesFree, Inc., a Nevada corporation (“BeesFree-NV”), and BeesFree Acquisition Corp. (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became BeesFree-NV’s wholly-owned subsidiary (the “Merger”). Each share of BeesFree-DE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 11,950,000 shares of BeesFree-NV’s common stock. An aggregate of 11,950,000 shares and 4,000,000 shares of BeesFree-NV’s common stock were issued to the holders of BeesFree-DE’s common stock, and the former stockholders of BeesFree-NV, respectively. In addition, the former stockholders of BeesFree-NV received cash proceeds of $415,000, whcih was expensed as a cost of the transaction. Since the stockholders of BeesFree-DE own a majority of the outstanding shares of BeesFree-NV immediately following the transaction, and the management and Board of BeesFree-DE. became the management and Board of BeesFree-NV immediately following the merger, the transaction is being accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

The Company has been presented as a "development stage enterprise”. The Company’s primary activities since inception have been the development of its technology and business plan, negotiating strategic alliances and other agreements, and raising capital.  The Company has not commenced its principal operations, nor has it generated any revenues from its operations, but plans to manufacture and sell its patent-pending technology that dispenses and delivers its proprietary mixture of chemical compounds to the bee population in order to prevent the effects of colony collapse disorder (“CCD”). The Company has commenced business development activities in Argentina, developed its first industrial prototype dispenser, begun a program of brand awareness and marketing, and hired key personnel and officers. The Company is based in West Palm Beach, Florida, and have operations in Rome, Italy and Buenos Aires, Argentina.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 2 - Going Concern and Management Plans

The Company is currently in the development stage, has not yet generated any revenues, and has incurred net losses of $1,055,724 during the period from August 4, 2011 (inception) through December 31, 2011.  The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, proceeds from the issuance of convertible debentures (See Note 7) and the sale of Series A Cumulative Convertible Preferred Stock and warrants in a private placement (see Note 7). The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Beesfree–NV and BeesFree-DE. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, warrant liabilities and the valuation allowance relating to the Company’s deferred tax assets.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 3 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011, the Company does not have any cash equivalents.

Income Taxes

The Company accounts for its uncertain tax positions in accordance with ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on derecognition, classification, interest and payables accounting in financial statements and related disclosures.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2011.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements for the period from August 4, 2011 (inception) through December 31, 2011. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 3 - Summary of Significant Accounting Policies (continued)

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Comapny classifies its preferred shares in stockholders’ equity. As of December 31, 2011, the Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control. Accordingly, all issuances of preferred stock are presented as a component of consolidated stockholders’ equity.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 3 - Summary of Significant Accounting Policies (continued)

Convertible Instruments (continued)

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Common Stock Warrants and Other Derivative Financial Instruments

The Company classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its December 2011 Private Placement transaction (see Note 7). The Company evaluated these warrants to assess their proper classification in the balance sheet as of December 31, 2011 using the applicable classification criteria enumerated under GAAP. The Company determined that the common stock purchase warrants do not contain fixed settlement provisions because the exercise price is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 3 - Summary of Significant Accounting Policies (continued)

Common Stock Warrants and Other Derivative Financial Instruments (continued)

As such, the Company was required to record the warrants which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2011.

Research and Development

Research and development (“R&D”) expenses are charged to operations as incurred. For the period from August 4, 2011 (inception) to December 31, 2011, the Company incurred research and development expenses of approximately $214,000.

Net Loss Per Share

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding preferred stock, stock options and warrants. As of December 31, 2011, there were 2,200,000 and 2,320,000 common stock equivalents which would be issuable upon the conversion of shares of convertible preferred stock and the exercise of warrants, respectively, that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial liabilities as of December 31, 2011 measured at fair value on a recurring basis are summarized below:

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$580,000	$—	$—	$580,000

The warrant liabilities are measured at fair value using a compound option model that includes characterestics of both a binomial lattice and the Black-Scholes formula completed using the assistance of independent valuation company, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the period from August 4, 2011 (inception) to December 31, 2011:

Beginning Balance	$—
Aggregate fair value of warrants issued	580,000
Change in fair value of warrant liabilities	—

Ending Balance	$580,000

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the derivative financial instrument at issue are discussed in Note 7.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This ASU addresses fair value measurement and disclosure requirements within ASC Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have a material effect on the Company’s consolidated financial statements upon adoption.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.

Note 4 - Income Taxes

The approximate tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2011 are presented below:

Deferred approximate Tax Assets:
Net operating loss carryover	$245,000

Total Deferred Tax Asset	245,000
Valuation allowance	(245,000)

Deferred Tax Asset, Net of Valuation Allowance	$—

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 4 - Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the period from August 4, 2011 (inception) through December 31, 2011 is as follows:

U.S. federal statutory rate	(34.0)%
State and local tax, net of federal benefit	(3.6)%
Non-deductible merger costs	14.4%
Change in valuation allowance	23.2%

Income tax provision (benefit)	-%

The income tax provision (benefit) for the period from August 4, 2011 (inception) to December 31, 2011 consists of the following:

Federal
Current	$—
Deferred	(221,000)
State and Local
Current	-
Deferred	(24,000)

Change in Valuation Allowance	245,000

Income Tax Provision (Benefit)	$—

The Company plans to file its income tax returns in the U.S. federal jurisdiction and the various state Jurisdictions. As of December 31, 2011, the Company has not yet filed its initial corporate tax returns.

At December 31, 2011, the Company had approximately $650,000 of federal and state net operating losses that may be available to offset future taxable income. The Company will not be able to utilize these carry-forwards until its initial corporate tax returns are filed. The net operating loss carry over, if not utilized, will expire 20 years from the date that the Company’s initial tax returns are filed for federal tax purposes.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has therefore established a full valuation allowance.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 5 - Convertible Debentures

In September 2011, the Company entered into a Debenture Purchase Agreement with certain investors (the “Debentures”) pursuant to which the Company issued convertible debentures in the aggregate principal amount of $1,000,000. The Debentures bear interest at the rate of 8% per annum and are convertible into units of a qualified financing, as defined in the agreement. Until December 16, 2011, since the Debentures were contingently convertible, the Debentures were not convertible into common stock. On December 16, 2011, as part of the Series A Cumulative Preferred Stock Private Placement, the Debentures were all converted into 1,000,000 shares of preferred stock and the noteholders received warrants to purchase 1,000,000 shares of common stock (see Note 7).

Note 6 - Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2011.

Operating Lease

On November 21, 2011, the Company entered into a commercial lease agreement in West Palm Beach, Florida under a one-year operating lease that commenced on December 1, 2011 at the rate of $975 per month.

Employment and Consulting Agreements

Chief Executive Officer

Effective August 4, 2011, the Company entered into an employment agreement with its Chief Executive Officer.  The employment agreement provided for an initial term of one year.  The employment agreement provides for annual compensation of $120,000 during the initial year. The agreement also includes certain severance provisions.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 6 - Commitments and Contingencies (continued)

Employment and Consulting Agreements (continued)

Chief Executive Officer (continued)

Pursuant to the employment agreement, the Chief Executive Officer is entitled to a grant to purchase 250,000 shares of the Company’s stock should he achieve certain performance targets. As of December 31, 2011, these performance targets have not been met, and the options have not been granted.

Chief Financial Officer

On December 13, 2011, the Company entered into an employment agreement with its Chief Financial Officer.  The employment agreement provides for annual compensation of $102,000 during the initial year. The agreement also includes certain severance provisions and certain stock purchase provisions.

Consulting Agreements

Pursuant to a consulting agreement entered into as of August 27, 2011, the Company retained an individual to serve as R&D scientist.  The agreement provides for services to be provided over a two month term with aggregate compensation of $200,000.

On October 24, 2011, the Company entered into a six month consulting agreement with a financial services company pursuant to which the consultant is to provide financial, strategic and business planning development services in exchange for $25,000.

On October 28, 2011, the Company entered into an investor relations consulting agreement with Blue Point Consulting LLC (“Blue Point”), pursuant to which Blue Point agreed to provide the Company with investor relations consulting services for six months in exchange for $100,000. A shareholder of the Company is a member of Blue Point.

On December 1, 2011, the Company entered into an investor relations consulting agreement with Brooke Capital Investments, LLC (“Brooke”), pursuant to which Brooke agreed to provide the Company with investor relations consulting services for six months in exchange for $500,000, of which $250,000 is to be paid upon consummation of the a qualified financing, as defined, and the balance of which is due thirty (30) days thereafter. The initial payment was paid subsequent to consumation of the qualified financing.Although the agreement has not been modified, the additional payment has not yet ocurred as a result in a delay in the commencement of services to be performed. It is anticipated that the additional payment will be made once the services are provided.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 7 - Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value, 5,000,000 shares of preferred stock, $0.001 par value of which 3,500,000 shares have been designated as Series A Cumulative Convertible Preferred Stock. The holders of the Company’s common stock are entitled to one vote per share.  Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding down of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Common Stock

The Company sold 10,300,000 shares of common stock to its founders for an aggregate price of $10,300 in August and September 2011. The Company has received cash proceeds of $10,300 relating to this transaction.

In August 2011, the Company acquired a technology patent from a party related to a stockholder in exchange for 1,650,000 shares of common stock. In accordance with ASC 845-1-S99 (“Transfers of Non-Monetary Assets from Promoters or Shareholders”), the transaction was recorded at the individual’s historical cost basis. Because no records exist to support the individual’s historical cost basis, the patent has been recorded at the par value of the stock issuable aggregating $1,650. Such amount has been recorded as an intangible asset as of December 31, 2011, and is being amortized over the estimated useful life of the patent, currently estimated at 15 years.

In December 2011, the Company sold an additional 200,000 shares of common stock to an officer at par value aggregating $200.

Preferred Stock

On December 16, 2011, the Company sold 1,200,000 shares of its Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) and five-year common stock purchase warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “Warrants”) in a private placement to accredited investors (the “Private Placement”) for aggregate cash proceeds of $1,200,000.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 7 - Stockholders’ Equity (continued)

Preferred Stock (continued)

In addition, as part of the Private Placement, the holders of the Debentures in an aggregate principal amount of $1,000,000 converted such Debentures in full into 1,000,000 shares of Preferred Stock. These investors also received Warrants to purchase an aggregate of 1,000,000 shares of common stock. The Warrants and the underlying common stock are subject to certain registration rights, upon the request of the holders.

At any time prior to the third anniversary of the initial date of issuance, any holder of the Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock. The initial conversion price of each share of Series A Preferred stock is $1.00, and each share of Series A Preferred stock is initially convertible into one share of the Company's common stock. Upon the third anniversary of the date of issuance, each share of Series A Preferred stock still outstanding, unless there is an event of default (as defined), the Company has the option of redeeming the then outstanding Series A Preferred stock in whole or in part in increments of not less than $500,000 of stated value.

The “conversion price” of the Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock, as well as certain protection for subsequent issuances of convertible or equity securities at prices more favorable than the stipulated conversion price. Since the host Convertible Preferred instrument is deemed to be an equity instrument, under the guidance in ASC 815-15-25, the conversion option is considered have economic characteristics and risks that are clearly and closely related to the hsot contract and the embedded conversion option has not been bifurcated from the host instrument.

The exercise price of the warrants is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock, as well as certain protection for subsequent issuances of equity securities at prices more favorable than the stipulated exercise price. The Company follows the provisions of ASC 815-40, which addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. Under this guidance, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company determined that the warrants, as originally issued, did not contain fixed settlement provisions because the exercise price was subject to adjustment based on certain subsequent equity issuances.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 7 - Stockholders’ Equity (continued)

Preferred Stock (continued)

As such, the Company was required to record the warrants which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2011.

The Company valued the warrants issued in connection with the Private Placement with the assistance of an independent valuation company and accordingly, recorded a $580,000 liability relating to the fair value of the warrants on the date of issuance. The fair values of these warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula completed with the assistance of an independent valuation company with the following weighted average assumptions:

Dividend Yield	0.00%
Volatility	50.00%
Risk-free Interest Rate	0.11-1.35%
Expected Lives	5 years
Weighted Average Fair Value per Warrant	0.25%
Warrants Issued	2,320,000
Aggregate Grant Date Fair Value	$580,000

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the contractual life of the warrant. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.  The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s stock has not been publicly traded for a long period of time, an average of the historic volatility of comparative companies was used.  The dividend yield is 0% as the Company has not made any dividend payment nor plans to pay dividends in the foreseeable future.

As of December 31, 2011, the change in fair value of the warrants from the date of issuance (December 16, 2011) was deemed de minimus to the consolidated financial statements.

Each share of Series A Preferred stock will accrue cumulative dividends at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series A Preferred stock until paid. As of December 31, 2011, accrued dividends for the Series A Preferred stock was $7,233.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 4, 2011 (INCEPTION) TO
DECEMBER 31, 2011

Note 7 - Stockholders’ Equity (continued)

Preferred Stock (continued)

Upon any liquidation of the Company, the holders of the Series A Preferred stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred stock, the original issue price of the Series A Preferred stock, plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro-rata among the shares of Series A Preferred stock. As of December 31, 2011, the liquidation value of the Series A Preferred stock was $2,207,233.

In connection with the Series A Preferred stock, the Company incurred costs with third-parties of approximately $112,000 and issued 120,000 warrants to its placement agent to purchase shares of common stock with a five- year term at an exercise price of $1.50 per share as consideration for investors introduced to the Company. The warrants had a fair value of $30,000 on the date of issuance based on using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula completed with the assistance of an independent valuation company.

Warrants

The following table summarizes the Company’s warrant activity for the period from August 4, 2011 (inception) to December 31, 2011.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at August 4, 2011 (Inception)	—	—

Granted	2,320,000	$1.50	4.75
Expired	—	—
Exercised	—	—	—

Warrants outstanding at December 31, 2011	2,320,000	$1.50	4.75	$—

