Form 10-Q
period 2012-03-31
BeesFree, Inc.
filed 2012-05-14
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 000-53212

BEESFREE, INC.

(Exact name of registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Vista Parkway, Suite 122

West Palm Beach, FL 33411

(Address of principal executive offices)

(561) 939-4860

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of May 8, 2012, the registrant had 16,150,000 shares of common stock, $0.001 par value, issued and outstanding.

Table of Contents

PART I.

FINANCIAL INFORMATION

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
Assets

Current Assets
Cash	$608,797	$1,053,379
Prepaid expenses	12,467	10,500

Total Current Assets	621,264	1,063,879

Intangible Assets, net	1,650	1,650
Deposit	2,150	1,175

Total Assets	$625,064	$1,066,704

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities
Accounts payable and accrued expenses	$47,792	$22,053
Accrued dividends on preferred stock	51,233	7,233
Common stock warrant liability	556,800	580,000
	655,825	609,286
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,200,000 issued and outstanding at March 31, 2012 in the following class:
Series A Cumulative Preferred Stock, $1 stated value, 3,500,000 shares authorized; 2,200,000 shares issued and outstanding
(aggregate liquidation preference $2,251,233)	2,200	2,200
Common stock, $0.001 par value; 200,000,000 shares authorized;
16,150,000 issued and outstanding	16,150	16,150
Additional paid-in-capital	1,502,025	1,502,025
Deficit accumulated during the development stage	(1,551,136)	(1,062,957)

Total Stockholders' Equity (Deficiency)	(30,761)	457,418

Total Liabilities and Stockholders' Equity (Deficiency)	$625,064	$1,066,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,	Period from August 4, 2011 (Inception) to March 31,
	2012	2012
Revenue	$-	$--
Operating Expenses
Research and development expenses	22,500	236,250
Merger expenses	-	415,000
General and administrative expenses	444,879	871,853

Total Operating Expenses	467,379	1,523,103

Change in fair value of warrants	23,200	23,200

Net Loss	$(444,179)	$(1,499,903)

Dividends to Series A Preferred Stockholders	(44,000)	(51,233)

Net Loss Attributable to Common Stockholders	$(488,179)	$(1,551,136)

Basic and Diluted Net Loss per Share	$(0.03)

Weighted Average Number of Shares Outstanding -
basic and diluted	16,150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,	Period from August 4, 2011 (Inception) to March 31,
	2012	2012
Cash Flows from Operating Activities
Net loss	$(444,179)	$(1,499,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(23,200)	(23,200)
Changes in operating assets and liabilities:
Deposits	(975)	(2,150)
Prepaid expenses	(1,967)	(12,467)
Accounts payable and accrued expenses	25,739	47,792
Total Adjustments	(403)	9,975

Net Cash Used in Operating Activities	(444,582)	(1,489,928)

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	--	1,000,000
Proceeds from sale of convertible preferred stock, net of costs	--	1,200,000
Fees paid to third-parties in connection with sale of convertible preferred stock	--	(111,775)
Proceeds from issuance of founders' common stock	--	10,300
Proceeds from sale of common stock	--	200

Net Cash Provided by Financing Activities	--	2,098,725

Net (Decrease) Increase in Cash	(444,582)	608,797

Cash - Beginning	1,053,379	--

Cash - Ending	$608,797	$608,797

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock	$-	$1,000,000
Warrants issued in connection with convertible preferred stock	$-	$580,000
Dividends accrued on convertible preferred stock	$44,000	$51,233
Shares issued relating to merger recapitalization	$-	$4,000
Shares issued related to acquisition of intangible asset	$-	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Business Organization, Nature of Operations And BASIS OF PRESENTATION

BeesFree, Inc. (“BeesFree-DE”) was incorporated August 4, 2011 under the laws of the State of Delaware. On December 16, 2011, BeesFree Inc. entered into an Agreement and Plan of Merger with BeesFree, Inc., a Nevada corporation (“BeesFree-NV”), and BeesFree Acquisition Corp. (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became BeesFree-NV’s wholly-owned subsidiary (the “Merger”). Since the stockholders of BeesFree-DE own a majority of the outstanding shares of BeesFree-NV immediately following the transaction, and the management and Board of BeesFree-DE became the management and Board of BeesFree-NV immediately following the merger, the transaction is being accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

The Company has been presented as a "development stage enterprise”. The Company’s primary activities since inception have been the development of its technology and business plan, negotiating strategic alliances and other agreements, and raising capital.  The Company has not commenced its principal operations, nor has it generated any revenues from its operations, but plans to manufacture and sell its patent-pending technology that dispenses and delivers its proprietary mixture of chemical compounds to the bee population in order to prevent the effects of colony collapse disorder (“CCD”). The Company has commenced business development activities in Argentina, developed its first industrial prototype dispenser, begun a program of brand awareness and marketing, and hired key personnel and officers. The Company is based in West Palm Beach, Florida, and has operations in Rome, Italy and Buenos Aires, Argentina.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2012, for the three months ended March 31, 2012 and for the period from August 4, 2011 (inception) to March 31, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the period from August 4, 2011 (inception) to December 31, 2011, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2012.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Going Concern and Management Plans

The Company is currently in the development stage, has not yet generated any revenues, and has incurred net losses of $1,499,903 during the period from August 4, 2011 (inception) through March 31, 2012.  The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, proceeds from the issuance of convertible debentures and the sale of Series A Cumulative Convertible Preferred Stock and warrants in a private placement. The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Beesfree–NV and BeesFree-DE. All significant intercompany transactions have been eliminated in the consolidation.

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

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding preferred stock, stock options and warrants. As of March 31, 2012, there were 2,200,000 and 2,320,000 common stock equivalents which would be issuable upon the conversion of shares of convertible preferred stock and the exercise of warrants, respectively, that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

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

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Financial liabilities as of March 31, 2012 measured at fair value on a recurring basis are summarized below:

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$556,800	$--	$--	$556,800

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with ASC 815-40 (“Contracts in Entity’s own Equity”), the Company determined that the warrants issued in connection with a Preferred Stock financing transaction in December 2011 did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain subsequent equity issuances. Accordingly, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period. These warrant liabilities are measured at fair value using a compound option model that includes characterestics of both a binomial lattice and the Black-Scholes formula completed using the assistance of independent valuation company, and are classified within Level 3 of the valuation hierarchy.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Expense on the Company’s condensed consolidated statements of operations. As of March 31, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The Company valued these warrants issued with the assistance of an independent valuation company and accordingly, recorded a liability relating to the fair value of the warrants on the date of issuance. The fair values of these warrants at the end of the reporting period was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula completed with the assistance of an independent valuation company with the following weighted average assumptions:

Dividend Yield	0.00%
Volatility	50.00%
Risk-free Interest Rate	0.11-1.35%
Expected Lives	4.75 years
Weighted Average Fair Value per Warrant	$0.24

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the contractual life of the warrant. An increase in the risk-free interest rate will increase the fair value and the related change in fair value. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s stock has not been publicly traded for a long period of time, an average of the historic volatility of comparative companies was used. The dividend yield is 0% as the Company has not made any dividend payment nor plans to pay dividends in the foreseeable future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the period from January 1, 2012 to March 31, 2012:

Beginning Balance	$580,000

Change in fair value of warrant liabilities	(23,200)

Ending Balance	$556,800

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Current Report on Form 10-Q and other written reports made from time to time by us that are not historical facts constitute so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements are likely to address our growth strategy, financial results and product and development programs, among other things. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. Such risks and uncertainties include but are not limited to those outlined in the section entitled “Risk Factors” and other risks detailed from time to time in our filings with the Securities and Exchange Commission or otherwise. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Overview

We were incorporated on September 4, 2007, in the State of Nevada, initially to import and market environmentally friendly and biodegradable plastics, or bioplastic products, in the form of disposable utensils, plates, and cups. BeesFree, Inc. (“BeesFree-DE”) was incorporated August 4, 2011 under the laws of the State of Delaware. On December 16, 2011, BeesFree Inc. entered into an Agreement and Plan of Merger with BeesFree, Inc., a Nevada corporation (“BeesFree-NV”), and BeesFree Acquisition Corp. (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became BeesFree-NV’s wholly-owned subsidiary (the “Merger”). Since the stockholders of BeesFree-DE own a majority of the outstanding shares of BeesFree-NV immediately following the transaction, and the management and Board of BeesFree-DE became the management and Board of BeesFree-NV immediately following the merger, the transaction is being accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE is the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

We have developed a patent-pending technology that dispenses our proprietary mixture of chemical compounds to bees in order to help bees prevent and cope with the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. Our goal is to manufacture and initially sell our products to beekeepers in Argentina and Europe.

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

We have incurred operating losses since inception and expect to incur additional operating losses in the future in connection with the development of our core products. As of March 31, 2012, we had a deficit accumulated during the development stage of $1,551,136. The operation and development of our business will require additional capital to fund our operations, research and development and other initiatives including business development activities in Argentina, Europe and other regions of the world.

Our near-term business strategy involves the following:

• continuing the registration and certification process in targeted jurisdictions so that we can begin selling our products in those jurisdictions;

• establishing laboratory and manufacturing facilities for the manufacturing, testing and assembly of our products;

• implementing a financial and operating system to maintain proper controls, books and records;

• continuing research and development activities with a focus on the development and improvement of product features and increased functionalities; and

• hiring and retaining qualified personnel.

Recent Developments

Significant recent developments in the first quarter and to date regarding our company include the following:

• On February 14, 2012, we filed a Technology Patent with Argentinean authorities covering the Company’s technology. The Company previously filed a global patent surrounding this technology but as Argentina is not a member of the Patent Cooperation Treaty (PCT), this PCT extension filing was necessary to secure the Company’s rights in Argentina.

• On February 17, 2012, we announced a conditional initial order, subject to our receiving product registration and authorization from the Argentinean national agency SENASA, to deliver 200 dispensers and 600 liters to Centro de Estudies Territoriales (CET). CET represents the interests of a large number of local beekeepers in the province of Chubut.

• On March 14, 2012, the Company announced that it had opened a research and development facility in Rome, Italy. The facility will serve as a hub for joint research projects with international research and development groups. The lab will also run quality control testing.

• On March 21, 2012, the Company announced that it had partnered with Gelco, a leading Italian manufacturer of electronic devices for the aerospace, defense and electro-medical markets, to manufacture our proprietary dispensers.

• On April 9th, the Company announced that Argentina’s National Institute of Agricultural Technology (INTA) will be conducting an extensive study on hundreds of beehives to test the effectiveness of our products to mitigate CCD in Argentine climates.

• On April 27, 2012, we announced that Joseph Becker, a seasoned financial markets professional, had joined the Company’s Board of Directors.

• On May 2, 2012, the Company announced that the Italian Experimental and Animal Prophylaxis Institute (IZS) will be conducting an extensive laboratory and field project to test the effectiveness of BeesFree Inc.’s products.

Critical Accounting Policies

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

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Critical Accounting Policies.” No changes have been made to these policies during the three months ended March 31, 2012.

Financial Operations Overview

Research and Development Expenses

Our research and development activities are conducted in Rome, Italy by our Chief Scientist, Dr. Francesca del Vecchio. Our current activities are intended to ensure that our proprietary chemical compound mixture addresses the latest research with respect to bee healthcare and CCD. Future activities will include on-going research and development, chemical compound production, quality testing of our chemical compounds, and the development of new features for our BeesFree Dispenser.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, consulting fees and corporate support expenses such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, marketing and research personnel. Currently we have 3 full time employees.

Results of Operations

The Company is in the development stage and has not generated revenues since inception. The Company was formed on August 4, 2011, and accordingly, does not have prior periods for comparison purposes.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, product dispenser and chemical compound. For the three months ended March 31, 2012, research and development expenses amounted to $22,500. Research and development expenses are expensed as they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. For the three months ended March 31, 2012, general and administrative expenses amounted to $444,879. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Change in Fair Value of Warrants

Gain on change in fair value of warrant liability was $23,200 for the three months ended March 31, 2012. The carrying value of the preferred stock warrant liability is calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula completed using the assistance of independent valuation company.

These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies.

Liquidity and Capital Resources

Liquidity

At March 31, 2012, we had $608,797 in cash, compared to $1,053,379 at December 31, 2011.

As a development stage company, we have not generated any revenues and incurred net losses of approximately $1.6 million during the period from August 4, 2011 (Inception) through March 31, 2012. The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, sale of convertible debentures and private placement of Preferred Stock. The Company intends to raise additional capital through private debt and or equity investors, but there can be no assurance that these funds will be available, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements as of March 31, 2012 and for the periods then ended have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We believe we have addressed our immediate liquidity concerns. However, on a long term basis, until we develop a consistent source of revenue and achieve a profitable level of operations that generates sufficient cash flow, we will need additional capital resources to fund growth and operations. As such, we intend to begin the process of raising capital either through equity or a debt offering. There can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all. The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Cash Flows

Net cash used in operating activities was approximately $444,000 for the three months ended March 31, 2012, reflecting our net loss of $444,179.

The Company did not use any funds for investing activities.

The Company did not have any funds provided by financing activities.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

• the speed and ease with which we are able to obtain regulatory approval in jurisdictions where we intend to sell our products;

• our ability to establish regional sales offices and hire quality regional sales managers;

• our efforts to improve the features and functionalities of our current products and the development of additional products;

• our ability to capitalize on manufacturing efficiencies;

• the cyclical nature of the ordering patterns from our distributors and customers; and

• the fluctuation of the Argentine peso and the Euro against the U.S. dollar and other international currencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or commitments that will have a current effect on our financial condition, lead to changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to “smaller reporting companies” under Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of March 31, 2012.

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

As of March 31, 2012 we had identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. We have taken steps to address this matter, including the hiring of a Chief Financial Officer in December 2011. We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated. Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BeesFree, Inc

Date: May 14, 2012	By: /s/ Mario Sforza
President and Chief Executive Officer

Date: May 14, 2012	By: /s/ David Todhunter
Principal Financial Officer and Principal Accounting Officer

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

†Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

