Form 10-K/A
period 2011-12-31
BeesFree, Inc.
filed 2012-06-19
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

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

EXPLANATORY NOTE

BeesFree, Inc., (the “Registrant”) is filing this amendment (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission on March 30, 2012, to correct certain errors and deficiencies in the Form 10-K. Such errors and deficiencies include:

• The cover page of the Form 10-K incorrectly stated the Registrant’s Commission File number and the section of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which the Registrant’s securities are registered. The cover page of this Form 10-K/A correctly states the Registrant’s Commission File number and section of the Exchange Act under which the Registrant’s securities are registered.

• Pursuant to Rule 405 of Regulation S-K, the Form 10-K did not accurately disclose delinquent filers of Section 16 reports. The appropriate disclosure has been added in Part III, Item 10.

• The Principal Stockholder table in the Form 10-K contained an error in arithmetic in the total and percentage of shares owned by officers and directors. The table has been corrected.

• The signature page of the Form 10-K omitted to state which persons were directors of the Company and did not include the signature of the second director of the Company. Notwithstanding the foregoing, such omitted director approved the form, execution and filing of the Form 10-K. The signature page has been corrected to include the signatures for all officers and directors who were in office at the time of the filing of the Form 10-K.

Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K and no changes have been made to the financial statements as initially filed with the Form 10-K. Accordingly, this form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

As required by Rule 12b-15 of the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A.

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

Juan Carlos Trabucco, Director

Juan Carlos Trabucco has served as our director since October 2011.  Professor Trabucco has served as a senior consultant to the Food and Agriculture Organization of the United Nations in Rome, Italy since 2000.  While at the Food and Agriculture Organization of the United Nations, Professor Trabucco has managed the development of FAO Food Security and Consumption Statistics database, served as the team leader for several field tests and projects in various Central American countries in order to co-develop training programs with local governments and coordinated studies to analyze statistical and economical indicators to address rural poverty in Latin America.  Professor Trabucco has a B.Sc. from Champagnat College, Tacna, Peru, a M.S. from University of Wisconsin and has received post-graduate certificates from Agricultural University “La Molina” in Lima, Peru, National University of Arequipa, Peru, University of Roma, “La Sapienza,” University of Tarapaca in Arica, Chile, and Pacific University of Lima.  We believe Professor Trabucco is qualified to sit on the Board because he has unique knowledge with respect to international policies concerning food security, a strong scientific background, and solid business acumen.

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

Other than (i) late Form 3 filings by each of Mario Sforza, Juan Carlos Trabucco, David W. Todhunter and Francesca del Vecchio, and (ii) a Form 4 filing of each of the Company’s two former officers and directors for the cancellation of their shares in connection with the Merger, the Company is not aware of Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2011 that have not been timely filed.

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

Security Ownership of Management and Directors:

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Common Stock	Mario Sforza	500,000	(2)	3.1
Common Stock	David W. Todhunter	200,000	(3)	1.2
Common Stock	Juan Carlos Trabucco	-	(4)	**
Common Stock	Directors and executive officers as a group (3 people)	700,000		4.3

Other Shareholders:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Common Stock	Francesca del Vecchio Via Del Fiume Giallo 324G Rome, Italy	1,650,000	(5)	10.2
Common Stock	Matteo Festuccia 100 Via Dei Colli Portuensi Rome, Italy	823,000	(6)	5.1
Common Stock	Greenwich Trading, LLC 29 Meadowcroft Lane Greenwich, CT 06830	810,000	(7)	5.0
Common Stock	The CCK 2011 Trust 428 Plaza Real Boca Raton, FL 33432	850,000	(8)	5.3

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 15, 2012, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Consists of 500,000 shares of common stock as to which Mr. Sforza has sole voting and investment power.

(3)	Consists of 200,000 shares of common stock as to which Mr. Todhunter has sole voting and investment power.

(4)	Professor Trabucco does not own any common stock of the Company.

(5)	Consists of 1,650,000 shares of common stock as to which Dr. del Vecchio has sole voting and investment power.

(6)	Consists of 823,000 shares of common stock as to which Mr. Festuccia has sole voting and investment power.

(7)	Consists of 810,000 shares of common stock as to which Greenwich Trading, LLC has sole voting and investment power.

(8)	Consists of 850,000 shares of common stock as to which The CCK 2011 Trust has sole voting and investment power.

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

Independence Of The Board Of Directors

Our common stock is listed on the OTC Bulletin Board. For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that of our 2 directors, Juan Carlos Trabucco is our only independent director. This does not constitute an independent board of directors.

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

Date: June 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mario Sforza	President, Chief Executive Officer and Director	June 18, 2012
Mario Sforza	(Principal Executive Officer)

/s/ David W. Todhunter	Chief Financial Officer	June 18, 2012
David W. Todhunter	(Principal Financial Officer and Principal Accounting Officer)

/s/ Juan Carlos Trabucco	Director	June 18, 2012
Juan Carlos Trabucco

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1*	Agreement and Plan of Merger, dated December 16, 2011, by and among BeesFree, Inc., BeesFree Acquisition Corp. and BeesFree, Inc.
2.2*	Articles of Merger, dated September 30, 2011 and filed on October 4, 2011 by and among BNH Inc. and BeesFree, Inc.
3.1*	Certificate of Designations of Series A Cumulative Convertible Preferred Stock

10.1*	Form of Subscription Agreement by and among BeesFree, Inc. and certain purchasers set forth therein
10.2*	Form of $1.50 Warrant
10.3*	Form of Cancellation Agreement by and among BeesFree, Inc. and certain shareholders
10.4*	Purchase Agreement of Technology, dated August 27, 2011, by and between BeesFree, Inc. and Francesca del Vecchio
10.5*	Consulting Service Agreement, dated August 29, 2011, by and between BeesFree, Inc. and Francesca del Vecchio
10.6*	Form of Debenture Purchase Agreement, dated November 11, 2011, by and between BeesFree, Inc. and certain purchasers set forth therein
10.7*	Lease Agreement, dated November 21, 2011, by and between BeesFree, Inc. and The Crexent. LLC
10.8*	Investor Relations Agreement, dated December 1, 2011, by and between BeesFree, Inc. and Brooke Capital Investments, LLC
10.9*	Investor Relations Consulting Agreement, dated October 28, 2011, by and between BeesFree, Inc. and Blue Point Consulting, LLC
10.10*	Investor Relations Agreement, dated October 24, 2011, by and between BeesFree, Inc. and Grandview Consultants, Inc.
10.11*	Employment Agreement between BeesFree, Inc. and Mario Sforza
10.12*	Employment Agreement between BeesFree, Inc. and David W. Todhunter

16.1*	Letter from Weinberg & Baer, dated December 20, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included as an exhibit to the Current Report on Form 8-K filed on December 16, 2011 and incorporated herein by reference.
†	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

