Form 10-Q
period 2012-06-30
BeesFree, Inc.
filed 2012-08-10
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 000-53212

BEESFREE, INC.

(Exact name of registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

Large accelerated filer ☐	Accelerated filer ☐
Non- accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2012, the registrant had 16,190,000 shares of common stock, $0.001 par value, issued and outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and for the Period from August 4, 2011 (Inception) to June 30, 2012	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and for the Period from August 4, 2011 (Inception) to June 30, 2012	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Qualitative and Quantitative Disclosures About Market Risk.	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	18

Item 1A. Risk Factors.	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3. Defaults Upon Senior Securities.	18

Item 4. Mine Safety Disclosures.	18

Item 5. Other Information.	18

Item 6. Exhibits.	18

Signatures.	19

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
Assets

Current Assets
Cash	$202,907	$1,053,379
Prepaid expenses	88,548	10,500

Total Current Assets	291,455	1,063,879

Intangible assets, net	1,650	1,650
Deposit	2,150	1,175

Total Assets	$295,255	$1,066,704

Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities
Accounts payable and accrued expenses	$15,017	$22,053
Share issuance liability	23,600	-
Accrued dividends on preferred stock	95,233	7,233
Common stock warrant liability	556,800	580,000
Total Current Liabilities	690,650	609,286

Commitments and contingencies

Stockholders' (Deficiency) Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,200,000 issued and outstanding in the following class:
Series A Cumulative Preferred Stock, $1 stated value, 3,500,000 shares authorized; 2,200,000 shares issued and outstanding (aggregate liquidation preference $2,295,233)	2,200	2,200
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,150,000 issued and outstanding	16,150	16,150
Additional paid-in-capital	1,502,025	1,502,025
Deficit accumulated during the development stage	(1,915,770)	(1,062,957)

Total Stockholders' (Deficiency) Equity	(395,395)	457,418

Total Liabilities and Stockholders' (Deficiency) Equity	$295,255	$1,066,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	Period from August 4, 2011 (Inception) to June 30,
	2012	2012	2012

Revenue	$-	$-	$—

Operating Expenses
Research and development expenses	52,435	74,935	288,685
Merger expenses	-	-	415,000
General and administrative expenses	268,199	713,078	1,140,052

Total Operating Expenses	320,634	788,013	1,843,737

Change in fair value of warrants	-	23,200	23,200

Net Loss	$(320,634)	$(764,813)	$(1,820,537)

Dividends to Series A Preferred Stockholders	(44,000)	(88,000)	(95,233)

Net Loss Attributable to Common Stockholders	$(364,634)	$(852,813)	$(1,915,770)

Basic and Diluted Net Loss per Share	$(0.02)	$(0.05)

Weighted Average Number of Shares Outstanding - basic and diluted	16,150,000	16,150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,	Period from August 4, 2011 (Inception) to June 30,
	2012	2012
Cash Flows from Operating Activities
Net loss	$(764,813)	$(1,820,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,600	23,600
Change in fair value of warrants	(23,200)	(23,200)
Changes in operating assets and liabilities:
Deposits	(975)	(2,150)
Prepaid expenses and other assets	(78,048)	(88,548)
Accounts payable and accrued expenses	(7,036)	15,017
Total Adjustments	(85,659)	(75,281)

Net Cash Used in Operating Activities	(850,472)	(1,895,818)

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	—	1,000,000
Proceeds from sale of convertible preferred stock, net of costs	—	1,200,000
Fees paid to third-parties in connection with sale of convertible preferred stock	—	(111,775)
Proceeds from issuance of founders' common stock	—	10,300
Proceeds from sale of common stock	—	200

Net Cash Provided by Financing Activities	—	2,098,725

Net (Decrease) Increase in Cash	(850,472)	202,907

Cash - Beginning	1,053,379	—

Cash - Ending	$202,907	$202,907

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock	$-	$1,000,000
Warrants issued in connection with convertible preferred stock	$-	$580,000
Dividends accrued on convertible preferred stock	$88,000	$95,233
Shares issued relating to merger recapitalization	$-	$4,000
Shares issued related to acquisition of intangible asset	$-	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

BeesFree, Inc. (the “Company”) was incorporated on September 4, 2007 in the State of Nevada, initially to import and market environmentally friendly and biodegradable plastics, or bioplastic products, in the form of disposable utensils, plates, and cups. BeesFree USA, Inc. a Delaware corporation (“BeesFree-DE”) was incorporated on August 4, 2011. On December 16, 2011, the Company entered into an Agreement and Plan of Merger with BeesFree-DE, and BeesFree Acquisition Corp. (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became the Company’s wholly-owned subsidiary (the “Merger”). Since the stockholders of BeesFree-DE owned a majority of the outstanding shares immediately following the Merger, and the management and Board of Directors of BeesFree-DE became the management and Board of Directors of the Company immediately following the Merger, the Merger was accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

The Company has developed a proprietary composite food supplement for honeybees, BeesVita PlusTM, that prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. Our goal is to initially sell our products directly to large beekeepers in the United States, Europe and Argentina.

The Company has been presented as a "development stage enterprise”. The Company’s primary activities since inception have been developing the technology, developing our business plan, filing patents, complying with the regulatory requirements to sell our product in various countries, developing an infrastructure to sell and deliver our product, and raising capital. We have not commenced our principal operations of selling our product, nor have we generated any revenues from our operations.

The Company has commenced business development activities in Argentina, Italy and the United States, begun a program of brand awareness and hired key personnel and officers. The Company is based in West Palm Beach, Florida, and has operations in Rome, Italy and Buenos Aires, Argentina.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2012, for the three and six months ended June 30, 2012 and for the period from August 4, 2011 (inception) to June 30, 2012. The results of

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

(continued)

operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2011 and for the period from August 4, 2011 (inception) to December 31, 2011, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 30, 2012, as subsequently amended on Form 10-K/A and filed with the SEC on June 19, 2012.

Note 2 - Going Concern and Management Plans

The Company is currently in the development stage, has not yet generated any revenues, and has incurred net losses since inception. The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, proceeds from the issuance of convertible debentures and the sale of Series A Cumulative Convertible Preferred Stock and warrants in a private placement. The Company intends to seek additional financing through loans or stock sales, but there can be no assurance that these funds will be available, or will be sufficient or otherwise on acceptable terms to enable the Company to fully complete its development activities or sustain operations.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of BeesFree-DE. All significant intercompany transactions have been eliminated in the consolidation.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current year’s presentation. These reclassifications have no impact on previously reported net loss.

Net Loss per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding preferred stock, stock options and warrants. As of June 30, 2012, there were 2,200,000 and 2,320,000 common stock equivalents which would be issuable upon the conversion of shares of convertible preferred stock and the exercise of warrants, respectively, that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

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

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Financial liabilities as of June 30, 2012 measured at fair value on a recurring basis are summarized below:

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$556,800	$—	$—	$556,800

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer. Currently, David Todhunter serves as both Chief Financial Officer and Interim Chief Executive Officer.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Warrants on the Company’s condensed consolidated statements of operations. As of June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The Company valued these warrants and recorded a liability relating to the fair value of the warrants on the date of issuance. The fair value of these warrants at the end of the reporting period was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula with the following weighted average assumptions:

Dividend Yield	0.00%
Volatility	50.00%
Risk-free Interest Rate	0.21-1.11%
Expected Lives	4.46 years
Weighted Average Fair Value per Warrant	$0.24

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the contractual life of the warrant. An increase in the risk-free interest rate will increase the fair value and the related change in fair value. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s stock has not been publicly traded for a long period of time, an average of the historic volatility of comparative companies was used. The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the period from January 1, 2012 to June 30, 2012:

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

Note 4 - Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2012.

Separation Agreement

In June 2012, the Company entered into a Separation and General Release Agreement with its President, Chief Executive Officer and Director (the “Officer”). Pursuant to the agreement the Company paid the Officer a one-time cash payment of $21,513, representing amounts due under the Officer’s employment agreement and the reimbursement of certain expenses. The Company also issued the Officer 40,000 shares of the Company’s restricted common stock. As of June 30, 2012, such shares had not yet been issued to the Officer, and the Company recorded a share issuance liability of $23,600. Such shares were issued on July 9, 2012. For the six months ended June 30, 2012, the Company recorded an expense relating to the Agreement of $45,113 as General and Administrative Expenses in the accompanying condensed Statement of Operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q and other written reports made from time to time by us that are not historical facts constitute so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements are likely to address our growth strategy, financial results and product and development programs, among other things. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. Such risks and uncertainties include but are not limited to those outlined in the section entitled “Risk Factors” and other risks detailed from time to time in our filings with the Securities and Exchange Commission or otherwise. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Overview

We were incorporated on September 4, 2007, in the State of Nevada, initially to import and market environmentally friendly and biodegradable plastics, or bioplastic products, in the form of disposable utensils, plates, and cups. BeesFree USA, Inc., a Delaware corporation (“BeesFree-DE”) was incorporated August 4, 2011. On December 16, 2011, we entered into an Agreement and Plan of Merger with BeesFree-DE and BeesFree Acquisition Corp. (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). Since the stockholders of BeesFree-DE owned a majority of our outstanding shares immediately following the Merger, and the management and Board of Directors of BeesFree-DE became the management and Board of Directors of the Company immediately following the Merger, the Merger was accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

We have developed a proprietary composite food supplement for honeybees, BeesVita PlusTM, that prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. Our goal is to initially sell our products directly to large beekeepers in the United States, Europe and Argentina.

We are a development stage enterprise. Our primary activities have been developing our business plan, filing patents, complying with the regulatory requirements to sell our product in various countries, developing an infrastructure to sell and deliver our product, and raising capital. We have not commenced our principal operations of selling our product, nor have we generated any revenues from our operations.

We have incurred operating losses since inception and expect to incur additional operating losses in the future in connection with the development of our core products. As of June 30, 2012, we had a deficit accumulated during the development stage of $1,915,770. The operation and development of our business will require additional capital to fund our operations, research and development and other initiatives including business development activities in Argentina, Europe and other regions of the world.

Our near-term business strategy involves the following:

•	establishing laboratory facilities for the testing of our products;
•	continuing the registration and certification process in targeted jurisdictions;
•	establishing partnerships with manufacturing facilities to produce our products;
•	implementing a financial and operating system to maintain proper controls, books and records;
•	continuing research and development activities with a focus on the development and improvement of product features and increased functionalities; and
•	hiring and retaining qualified personnel.

Recent Developments

Significant recent developments in the second quarter and to date regarding our company include the following:

•   On February 14, 2012, we filed a Technology Patent with Argentinean authorities covering the Company’s technology. The Company previously filed a global patent surrounding this technology but as Argentina is not a member of the Patent Cooperation Treaty (PCT), this PCT extension filing was necessary to secure the Company’s rights in Argentina.

•   On February 17, 2012, we announced a conditional initial order, subject to our receiving product registration and authorization from the Argentinean national agency SENASA, to deliver 200 dispensers and 600 litres of our proprietary mixture of chemical compounds to Centro de Estudies Territoriales (CET). CET represents the interests of a large number of local beekeepers in the Argentine province of Chubut.

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

•   On May 2, 2012, the Company announced that the Italian Experimental and Animal Prophylaxis Institute (IZS) will be conducting an extensive laboratory and field project to test the effectiveness of our products.

•   On May 7, 2012, the Company announced a new conditional order to deliver 500 Beespensers™ and 4,000 liters of BeesFreeVita Plus™ to Alpi Carniche Investment Ltd, an agricultural and services company active in South Africa and other nearby emerging African countries. This initial order is valued at over $270,000.

•   On June 20, 2012, we announced that Mario Sfroza had resigned as President, Chief Executive Officer and a Director of the Company and all subsidiaries and we subsequently entered into a Separation and General Release Agreement with Mr. Sforza, effective June 22, 2012. Pursuant to the agreement, the Company paid Mr. Sforza a one-time cash payment of $21,513, representing amounts due Mr. Sforza under his employment agreement and the reimbursement of certain expenses. The Company also agreed to issue Mr. Sforza 40,000 shares of the Company’s restricted common stock.

•   On June 20, 2012, the Company announced that the board of directors had named David W. Todhunter, the Company's CFO, as interim President and CEO pending a full CEO search.  Mr. Todhunter has been the Company's CFO since December 16, 2011.

•   On June 20, 2012, the Company announced that the board of directors had appointed Andrea Festuccia, Ph.D. as a director.

•   On July 23, 2012, we announced a new conditional order to deliver 3,500 liters of BeesFreeVita Plus™ to Elle-Elle, s.r.o., an agricultural and services company active in Slovakia. The initial order is valued at over $190,000 .

•   On July 23, 2012, we announced a new conditional order to deliver 4,500 liters of BeesVita Plus™ to Azienda Agricola di Antonietti Riccardo, an agricultural and farming company located in Northern Italy. The initial order is valued at approximately $250,000 .

•   On August 6, 2012, we announced two new conditional orders for delivery in Slovakia. The new orders, which are subject to product registration and authorization in the European Union, call for the company to deliver 4,500 liters of BeesFreeVita Plus™ to LAPAS, s.r.o. and 5,500 liters of BeesFreeVita Plus™ to TECHNO - AGRO, s.r.o.  Both companies have significant agricultural and farming interests in Slovakia.  These orders are valued in excess of $550,000.

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

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Critical Accounting Policies.” No changes have been made to these policies during the three and six months ended June 30, 2012.

Financial Operations Overview

Research and Development Expenses

Our research and development activities are conducted in Rome, Italy by our Chief Scientist, Dr. Francesca del Vecchio. Our current activities are intended to ensure that our proprietary chemical compound mixture, BeesFreeVita Plus™, addresses the latest research with respect to bee healthcare and CCD. Future activities will include on-going research and development, chemical compound production, quality testing of our chemical compounds, and the development of new features for our proprietary dispenser, the Beespenser™.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, consulting fees and corporate support expenses such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, marketing and research personnel. Currently we have 2 full time employees.

Results of Operations

The Company is in the development stage and has not generated revenues since inception. In connection with the Merger, the financial results of the Company are deemed to be those of BeesFree-DE, which was formed on August 4, 2011, and accordingly, we do not have prior periods for comparison purposes.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, our chemical compound, BeesFreeVita Plus™, and our dispenser, the Beespenser™. For the six months ended June 30, 2012, research and development expenses amounted to $74,935. Research and development expenses are expensed as they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. For the six months ended June 30, 2012, general and administrative expenses amounted to $713,078. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Change in Fair Value of Warrants

Gain on change in fair value of warrant liability was $23,200 for the six months ended June 30, 2012. The carrying value of the preferred stock warrant liability is calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula completed using the assistance of independent valuation company.

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

Liquidity and Capital Resources

Liquidity

At June 30, 2012, we had $202,907 in cash, compared to $1,053,379 at December 31, 2011.

As a development stage company, we have not generated any revenues and incurred net losses of approximately $1.9 million during the period from August 4, 2011 (Inception) through June 30, 2012. The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, sale of convertible debentures and the private placement of Preferred Stock.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements as of June 30, 2012 and for the periods then ended have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We will need to raise additional funding in order to finance our operations while we implement and execute our business plan, support expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses, or take advantage of unanticipated opportunities. There can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all. The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Cash Flows

Net cash used in operating activities was approximately $850,000 for the six months ended June 30, 2012, reflecting our net loss of $764,813.

The Company did not use any funds for investing activities for the six months ended June 30, 2012.

The Company did not have any funds provided by financing activities for the six months ended June 30, 2012.

Capital Requirements and Resources

Our future capital requirements will depend on many factors, including:

• the speed and ease with which we are able to obtain regulatory approval in jurisdictions where we intend to sell our products;

• our ability to establish regional sales offices and hire quality regional sales managers;

• our efforts to improve the features and functionalities of our current proposed products and the development of additional products;

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the Company’s evaluation, management concluded that due to the small size of its staff the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of June 30, 2012.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Principal Executive and Financial Officers believe that the condensed consolidated financial statements and other information contained in this report present fairly, in all material respects, our business, financial condition and results of operations.

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

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of June 30, 2012, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. We have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this report were prepared in accordance with U.S. GAAP and applicable SEC regulations. We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated. Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, the President, Chief Executive Officer and Director of the Company resigned and our Chief Financial Officer was appointed as our Interim President and Chief Executive Officer. We do not believe that the foregoing will have any material affect on our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the quarter ended June 30, 2012.

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

BeesFree, Inc

Date: August 10, 2012	By:	/s/ David Todhunter
Interim President and Chief Executive Officer

Date: August 10, 2012	By:	/s/ David Todhunter
Principal Financial Officer and Principal Accounting Officer

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

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

