Form 10-Q
period 2012-09-30
BeesFree, Inc.
filed 2012-11-14
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, the registrant had 16,225,000 shares of common stock, $0.001 par value, issued and outstanding.

Table of Contents

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012, for the Period from August 4, 2011 (Inception) to September 30, 2011 and for the Period from August 4, 2011(Inception) to September 30, 2012	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012, for the Period from August 4, 2011 (Inception) to September 30, 2011 and for the Period from August 4, 2011(Inception) to September 30, 2012	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures	20

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	22

Signatures.		23

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
Assets

Current Assets
Cash	$12,900	$1,053,379
Prepaid expenses	82,964	10,500

Total Current Assets	95,864	1,063,879

Intangible assets, net	1,650	1,650
Deposit	2,150	1,175

Total Assets	$99,664	$1,066,704

Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities
Accounts payable and accrued expenses	$166,082	$22,053
Share issuance liability	20,650	-
Accrued dividends on preferred stock	139,233	7,233
Common stock warrant liability	696,000	580,000
Total Current Liabilities	1,021,965	609,286

Commitments and contingencies

Stockholders' (Deficiency) Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,200,000 issued and outstanding in the following class:
Series A Cumulative Preferred Stock, $1 stated value, 3,500,000 shares authorized; 2,200,000 shares issued and outstanding (aggregate liquidation preference $2,339,233 and $2,207,233 as of September 30, 2012 and December 31, 2011, respectively)	2,200	2,200
Series B Cumulative Preferred Stock, $175 stated value, 50,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,190,000 and 16,150,000 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	16,190	16,150
Additional paid-in-capital	1,530,841	1,502,025
Deficit accumulated during the development stage	(2,471,532)	(1,062,957)

Total Stockholders' (Deficiency) Equity	(922,301)	457,418

Total Liabilities and Stockholders' (Deficiency) Equity	$99,664	$1,066,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	Period from August 4, 2011 (Inception) to September 30,	Period from August 4, 2011 (Inception) to September 30,
	2012	2012	2011	2012

Revenue	$-	$-	$-	$—

Operating Expenses
Research and development expenses	72,411	147,346	100,000	361,096
Merger expenses	-	-	-	415,000
General and administrative expenses	300,151	1,013,229	98,939	1,440,203

Total Operating Expenses	372,562	1,160,575	198,939	2,216,299

Change in fair value of warrants	(139,200)	(116,000)	-	(116,000)

Net Loss	$(511,762)	$(1,276,575)	$(198,939)	$(2,332,299)

Dividends to Series A Preferred Stockholders	(44,000)	(132,000)	-	(139,233)

Net Loss Attributable to Common Stockholders	$(555,762)	$(1,408,575)	$(198,939)	$(2,471,532)

Basic and Diluted Net Loss per Share	$(0.03)	$(0.09)	$(0.02)

Weighted Average Number of Shares Outstanding - basic and diluted	16,186,087	16,162,117	8,189,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,	Period from August 4, 2011 (Inception) to September 30,	Period from August 4, 2011 (Inception) to September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(1,276,575)	(198,939)	$(2,332,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	49,506	—	49,506
Change in fair value of warrants	116,000	—	116,000
Changes in operating assets and liabilities:
Deposits	(975)	—	(2,150)
Prepaid expenses and other assets	(72,464)	(127)	(82,964)
Accounts payable and accrued expenses	144,029	—	166,082
Total Adjustments	236,096	(127)	246,474

Net Cash Used in Operating Activities	(1,040,479)	(199,066)	(2,085,825)

Cash Used in Investing Activities
Deposits and other assets	—	(86,501)	—

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	—	700,000	1,000,000
Proceeds from sale of convertible preferred stock, net of costs	—	—	1,200,000
Fees paid to third-parties in connection with sale of convertible preferred stock	—	—	(111,775)
Proceeds from issuance of founders' common stock	—	10,300	10,300
Proceeds from sale of common stock	—		200

Net Cash Provided by Financing Activities	—	710,300	2,098,725

Net (Decrease) Increase in Cash	(1,040,479)	424,733	12,900

Cash - Beginning	1,053,379	-	—

Cash - Ending	$12,900	$424,733	$12,900

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock	$-	$-	$1,000,000
Warrants issued in connection with convertible preferred stock	$-	$-	$580,000
Dividends accrued on convertible preferred stock	$132,000	$-	$139,233
Shares issued relating to merger recapitalization	$-	$-	$4,000
Shares issued related to acquisition of intangible asset	$-	$1,650	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Business Organization, Nature of Operations and Basis of Presentation

BeesFree, Inc. (the “Company”) was incorporated on September 4, 2007 in the State of Nevada, initially to import and market environmentally friendly and biodegradable plastics, or bioplastic products, in the form of disposable utensils, plates, and cups. BeesFree USA, Inc. a Delaware corporation (“BeesFree-DE”) was incorporated on August 4, 2011. On December 16, 2011, the Company entered into an Agreement and Plan of Merger with BeesFree-DE, and BeesFree Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became the Company’s wholly-owned subsidiary (the “Merger”). Since the stockholders of BeesFree-DE owned a majority of the outstanding shares immediately following the Merger, and the management and Board of Directors of BeesFree-DE became the management and Board of Directors of the Company immediately following the Merger, the Merger was accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

The Company has developed a proprietary composite food supplement for honeybees, BeesVita PlusTM, that prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. The Company’s goal is to initially sell products directly to large beekeepers in the United States, Europe and Argentina.

The Company has been presented as a "development stage enterprise”. The Company’s primary activities since inception have been developing the technology, developing our business plan, filing patents, complying with the regulatory requirements to sell its product in various countries, developing an infrastructure to sell and deliver its product, and raising capital. The Company has not commenced principal operations of selling its product, nor has it generated any revenues from operations.

The Company has commenced business development activities in Argentina, Italy and the United States and begun a program of brand awareness. The Company is based in West Palm Beach, Florida, and has research and development operations in Rome, Italy and marketing operations Buenos Aires, Argentina.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2012, for the three and nine months ended September 30, 2012, for the period from August 4, 2011 (inception) to September 30, 2011, and for the period from August 4, 2011 (inception) to September 30, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012.

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

Note 2 - Going Concern and Management Liquidity Plans

The Company is currently in the development stage, has not yet generated any revenues, and has incurred net losses since inception. The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, proceeds from the issuance of convertible debentures and the sale of Cumulative Convertible Preferred Stock and warrants in private placements.  During the nine months ended September 30, 2012, the Company incurred a net loss of approximately $1,300,000.  As of September 30, 2012, the Company had cash of approximately $13,000 and a working capital deficiency of approximately $926,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 6, subsequent to September 30, 2012, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to accredited investors for an aggregate purchase price of $542,325.  The Company recognizes it will need to raise additional capital in order to meet its obligations and execute its current business plan for at least the next twelve month period.  The Company intends to seek additional debt or equity financing.  There is no assurance that additional financing will be available when needed or that management will be able to obtain such financing on terms acceptable to the Company or that the Company will become profitable and generate positive operating cash flow in the future.  If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of BeesFree-DE. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, stock-based compensation, warrant liabilities and the valuation allowance relating to the Company’s deferred tax assets.

Net Loss per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding preferred stock, stock options and warrants. As of September 30, 2012, there were 2,200,000 and 2,320,000 common stock equivalents which would be issuable upon the conversion of shares of convertible preferred stock and the exercise of warrants, respectively, that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

Share-based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For Directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is measured on the commitment date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the condensed consolidated statements of operations as if such amounts were paid in cash.

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

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Financial liabilities as of September 30, 2012 measured at fair value on a recurring basis are summarized below:

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$696,000	$—	$—	$696,000

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer. Currently, David Todhunter serves as both Chief Financial Officer and Chief Executive Officer.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (Continued)

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant increase in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Warrants on the Company’s condensed consolidated statements of operations. As of September 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The Company valued these warrants and recorded a liability relating to the fair value of the warrants on the date of issuance. The fair value of these warrants at the end of the reporting period was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula with the following range of assumptions:

Dividend Yield	0.00%
Volatility	50.0% - 95.00%
Risk-free Interest Rate	0.17% -1.04%
Expected Lives	4.21 years
Weighted Average Fair Value per Warrant	$0.30

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the contractual life of the warrant. An increase in the risk-free interest rate will increase the fair value and the related change in fair value. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock has not been publicly traded for a long period of time, an average of the historic volatility of comparative companies was used. The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the period from January 1, 2012 to September 30, 2012:

Beginning Balance	$580,000

Change in fair value of warrant liabilities	116,000

Ending Balance	$696,000

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

Note 4 – Stockholders’ (Deficiency) Equity

Options

In April 2012, the Company granted to certain Directors options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $2.30 per share, of which 50,000 shares vested on the date of grant and 50,000 shares shall vest on the first anniversary of the date of grant, provided such directors are currently serving as board members on such date. The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of these options is $1,190 based on the Black-Scholes option pricing model.

In June 2012, the Company granted to a Director, an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.97 per share, of which 25,000 shares vested on the date of grant and 25,000 shares shall vest on the first anniversary of the date of grant, provided such director is currently serving as a board member on such date. The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of this option is $905 based on the Black-Scholes option pricing model.

In August 2012, the Company granted to a Director, an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.88 per share, of which 25,000 shares vested on the date of grant and 25,000 shares shall vest on the first anniversary of the date of grant, provided such director is currently serving as a board member on such date. The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of this option is $1,022 based on the Black-Scholes option pricing model.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Stockholders’ (Deficiency) Equity (continued)

Options (continued)

In August 2012, the Company granted to certain Advisory Board Members, options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.82 per share, of which 50,000 shares vested on the date of grant and 50,000 shares shall vest on the first anniversary of the date of grant, provided such Advisory Board Members are currently serving as board advisory members on such date. The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of these options is $7,587 based on the Black-Scholes option pricing model.

The Company recorded $5,256 of stock based compensation expense for the nine months ended September 30, 2012 and for the period from August 4, 2011 (Inception) to September 30, 2012.  As of September 30, 2012, there was $5,447 of total unrecognized compensation expense related to unvested employee stock options.  This expense is expected to be recognized over a weighted-average period of approximately 0.75 years.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry. The Company estimated forfeitures related to option grants at an annual rate of 0% per year for options granted during the nine months ended September 30, 2012. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

The following assumptions were used in estimating the fair value of stock options granted during the three and nine months ended September 30, 2012:

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Stockholders’ (Deficiency) Equity (continued)

Options (continued)

Weighted Average Exercise Price	$2.02
Expected Life	2 - 5 years
Volatility	50.0%
Dividend Yield	0%
Risk-free interest rate	0.37%

A summary of the Company’s options outstanding and exercisable as of September 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Balance – January 1, 2012	-
Granted	300,000	$2.02	4.26
Exercised	-	-	-
Cancelled	-
Balance – September 30, 2012	300,000	$2.02	4.26	$–
Balance – September 30, 2012 (exercisable)	150,000	$2.02	3.76	$–

Options outstanding at September 30, 2012 have an exercise price of $1.82 to $2.30 per share.

Common Stock

In August 2012, the Company entered into a six month agreement with a consultant. Pursuant to the terms of the agreement, the Company agreed to pay compensation of $5,000 per month for the first three months and $6,500 per month for the rest of the term. The Company also agreed to issue 35,000 restricted common stock shares as part of the compensation to the consultant. As of September 30, 2012, such shares had not been issued and the Company recorded a share issuance liability of $20,650. Such shares were issued on October 29, 2012.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Commitments Agreements and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2012.

Separation Agreement

In June 2012, the Company entered into a Separation and General Release Agreement with its President, Chief Executive Officer and Director (the “Officer”). Pursuant to the agreement the Company paid the Officer a one-time cash payment of $21,513, representing amounts due under the Officer’s employment agreement and the reimbursement of certain expenses. The Company also issued the Officer 40,000 shares of the Company’s restricted common stock. For the nine months ended September 30, 2012, the Company recorded an expense relating to the Agreement of $45,113 as General and Administrative Expenses in the accompanying condensed Statement of Operations.

Note 6 – Subsequent Events

On October 10, 2012, pursuant to a Subscription Agreement entered into with five accredited investors, the Company issued an aggregate of 3,099 shares of newly created 12% Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") at a price of $175.00 per share and warrants to purchase an aggregate of 309,900 shares of our common stock, par value $0.001(the “Common Stock”) per share for an aggregate consideration of $542,325. Each share of Series B Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance, into such number of shares of Common Stock as is determined by dividing the Series B Preferred Stock Price by the Series B conversion price (the “Conversion Price”), which is initially $1.75 (i.e, each share is initially convertible into 100 shares of Common Stock).

On October 19, 2012, the Company announced that David W. Todhunter was appointed as the Company’s President and Chief Executive Officer in addition to being the Company’s Chief Financial Officer and entered into a new Employment Agreement (the “Agreement”). The Agreement will initially expire on December 31, 2015. Under the terms of the Agreement, Mr. Todhunter will receive an initial annual base salary of $126,000 until March 31, 2013 with future salary adjustments subject to certain terms and conditions. In addition, Mr. Todhunter will be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of the Board of Directors of up to fifty (50%) percent of his annual salary. Upon execution of the Agreement, Mr. Todhunter was issued stock options to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $1.55 per share, which was the closing sale price of the Company’s common stock on the date the Agreement was executed; 250,000 of such options were fully vested upon execution of the Agreement, 250,000 options shall vest on the earlier of (i) the closing of an investment into the Company of not less than $1 million or (ii) December 31, 2012 and the remaining options shall vest based upon the Company meeting certain Performance Measurements as defined. All of these options expire four (4) years from the date of their respective vesting.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Subsequent Events (Continued)

On November 6, 2012, the Company entered into a three-year consulting services agreement with the Company’s Chief Scientist and inventor of the Company’s proprietary chemical compound mixture, BeesFreeVita Plus™, and proprietary dispenser, the Beespenser™. During the first year of the agreement, the Company’s Chief Scientist will be paid $7,750 per month. Compensation for the two remaining years of the agreement will be determined by the mutual consent of the Company and the Chief Scientist. The agreement may be terminated (i) automatically, upon the expiration of the term, (ii) upon the mutual written consent of the Company and the Chief Scientist, or (iii) by Company at any time, for any reason, upon not less than 90 days prior written notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q and other written reports made from time to time by us that are not historical facts constitute so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. Forward-looking statements are likely to address our growth strategy, financial results and product and development programs, among other things. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. Such risks and uncertainties include but are not limited to those detailed from time to time in our filings with the Securities and Exchange Commission or otherwise. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Overview

We were incorporated on September 4, 2007, in the State of Nevada, initially to import and market environmentally friendly and biodegradable plastics, or bioplastic products, in the form of disposable utensils, plates, and cups. BeesFree USA, Inc., a Delaware corporation (“BeesFree-DE”) was incorporated August 4, 2011. On December 16, 2011, we entered into an Agreement and Plan of Merger with BeesFree-DE and BeesFree Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). Since the stockholders of BeesFree-DE owned a majority of our outstanding shares immediately following the Merger, and the management and Board of Directors of BeesFree-DE became the management and Board of Directors of the Company immediately following the Merger, the Merger was accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

We have developed a proprietary composite food supplement for honeybees, BeesVita PlusTM, that prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. Our goal is to initially sell our products directly to large beekeepers in the United States, Europe and Argentina.

We are also working on the BeespenserTM, an innovative and patent pending dispensing system that automates the BeesVita Plus application process.

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

We have incurred operating losses since inception and expect to incur additional operating losses in the future in connection with the development of our core products. As of September 30, 2012, we had a deficit accumulated during the development stage of $2,471,532 The operation and development of our business will require additional capital to fund our operations, research and development and other initiatives including business development activities in Argentina, Europe and other regions of the world.

Our near-term business strategy involves the following:

•  continuing the registration and certification process in targeted jurisdictions;

•  establishing partnerships with manufacturing facilities to produce our products;

•  continuing implementation of a financial and operating system to maintain proper controls, books and records;

•  continuing research and development activities with a focus on the development and improvement of product features and increased functionalities; and

•  hiring and retaining additional qualified personnel.

Recent Developments

Significant recent developments in the third quarter and to date regarding our company include the following:

•   On July 23, 2012, we announced a new conditional order to deliver 3,500 liters of BeesFreeVita Plus™ to Elle-Elle, s.r.o., an agricultural and services company active in Slovakia. The initial order is valued at over $190,000.

•   On July 23, 2012, we announced a new conditional order to deliver 4,500 liters of BeesVita Plus™ to Azienda Agricola di Antonietti Riccardo, an agricultural and farming company located in Northern Italy. The initial order is valued at approximately $250,000.

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

•   On October 10, 2012, pursuant to a Subscription Agreement entered into with five accredited investors, the Company issued an aggregate of 3,099 shares of newly created 12% Series B Cumulative Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") at a price of $175.00 per share and warrants to purchase an aggregate of 309,900 shares of our common stock, par value $0.001 per share (the “Common Stock”) for aggregate consideration of $542,325. Each share of Series B Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance, into such number of shares of Common Stock as is determined by dividing the Series B Preferred Stock Price by the Series B conversion price (the “Conversion Price”), which is initially $1.75 (i.e, each share is initially convertible into 100 shares of Common Stock).

•   Effective October 19, 2012, Mr. Todhunter’s positions as President and Chief Executive Officer of the Company were made permanent and the Company and Mr. Todhunter entered into a new Employment Agreement.

•   On November 6, 2012, the Company entered into a three-year consulting services agreement with Francesca del Vecchio, the Company’s Chief Scientist and inventor of our proprietary chemical compound mixture, BeesFreeVita Plus™, and proprietary dispenser, the Beespenser™. During the first year of the agreement, the Company’s Chief Scientist will be paid $7,750 per month. Compensation for the two remaining years of the agreement will be determined by the mutual consent of the Company and the Chief Scientist. The agreement may be terminated (i) automatically, upon the expiration of the term, (ii) upon the mutual written consent of the Company and the Chief Scientist, or (iii) by Company at any time, for any reason, upon not less than 90 days prior written notice.

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

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Critical Accounting Policies.” No changes have been made to these policies during the three and nine months ended September 30, 2012.

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

Results of Operations

Nine Months Ended September 30, 2012

The Company is in the development stage and has not generated revenues since inception. In connection with the Merger, the financial results of the Company are deemed to be those of BeesFree-DE, which was formed on August 4, 2011, and accordingly, we do not have complete prior periods for comparison purposes.

Research and Development Expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, our chemical compound, BeesFreeVita Plus™, and our dispenser, the Beespenser™. For the nine months ended September 30, 2012, research and development expenses amounted to $147,346. Research and development expenses are expensed as they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. For the nine months ended September 30, 2012, general and administrative expenses amounted to $1,013,230. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Change in Fair Value of Warrants

Loss on change in fair value of warrant liability was $116,000 for the nine months ended September 30, 2012. The carrying value of the preferred stock warrant liability is calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula completed using the assistance of independent valuation company.

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

Three Months Ended September 30, 2012 compared with Period from August 4, 2011 (Inception) to September 30, 2011.

Research and Development expenses

Research and Development expenses were $72,411 for the three months ended September 30, 2012 compared to $100,000 for the Period from August 4, 2011 (Inception) to September 30, 2011. The decrease in research and development expense in 2012 is primarily the result of a large initial payment for consulting services in the prior period. The current period reflects ordinary expenses such as consulting fees and product development.

General and Administrative expenses

General and Administrative expenses were $300,151 for the three months ended September 30, 2012 compared to $98,939 for the period from August 4, 2011 (Inception) to September 30, 2011. The increase in General and Administrative expenses in 2012 reflects primarily consulting fees, payroll expense, travel expenses and shareholder services expenses for three months in the current period which were only partially incurred in the prior period due to the start up of the business.

Change in Fair Value of Warrants

Loss on change in fair value of warrant liability was $139,200 for the three months ended September 30, 2012 compared to $0 for the period from August 4, 2011 (Inception) to September 30, 2011.

Liquidity and Capital Resources

Liquidity

At September 30, 2012, we had $12,900 in cash, compared to $1,053,379 at December 31, 2011.

As a development stage company, we have not generated any revenues and incurred net losses of approximately $2.5 million during the period from August 4, 2011 (Inception) through September 30, 2012. The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, sale of convertible debentures and the sale of Preferred Stock.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements as of September 30, 2012 and for the periods then ended have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

In October 2012, we issued shares of Series B Convertible Preferred Stock and warrants to accredited investors for an aggregate purchase price of $542,325.

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

Cash Flows

Net cash used in operating activities was $1,040,479 for the nine months ended September 30, 2012, reflecting our net loss of $1,276,575.

The Company did not conduct any investing or financing activities during the nine months ended September 30, 2012.

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the Company’s evaluation, management concluded that due to the small size of its staff, the lack of an audit committee of the board of directors or other independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of September 30, 2012.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Principal Executive and Financial Officer believes that the condensed consolidated financial statements and other information contained in this report present fairly, in all material respects, our business, financial condition and results of operations.

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

As of September 30, 2012, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. We have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the Company’s periodic reports has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control Over Financial Reporting

We have not yet made any changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended September 30, 2012.

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

BeesFree, Inc

Date: November 14, 2012	By: /s/ David W. Todhunter
President and Chief Executive Officer

Date: November 14, 2012	By: /s/ David W. Todhunter
Principal Financial Officer and Principal
Accounting Officer

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

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

