Form 10-K
period 2012-12-31
BeesFree, Inc.
filed 2013-03-29
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Title of Each Class)
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

☐  Large accelerated filer     ☐  Accelerated filer

☐  Non-accelerated filer     ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by non-affiliates of the Registrant as of June 29, 2012, was $31,602,000.

As of March 25, 2013, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 16,235,000.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Because our common stock is considered to be “penny stock” under the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may not rely on the safe harbor created by the PSLRA with respect to forward –looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. Important factors that may cause actual results to differ from projections include without limitation:

•	our dependence on additional financing to continue as a going concern;

•	unexpected costs and operating deficits;

•	our lack of operating history;

•	our inability to generate revenues or profits from sales of our dispensers and chemical compound;

•	market acceptance of our product;

•	our inability to compete effectively in the beekeepers market;

•	governmental regulation and oversight, including our ability to qualify our chemical compound in various countries;

•	our ability to protect our technology through intellectual property rights; and

•	adverse results of any material legal proceedings.

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

As used in this report, the terms “company,” “we,” “us” and “our” refer to BeesFree, Inc., a Nevada corporation, and its wholly owned subsidiary, BeesFree USA, Inc., a Delaware corporation.

ITEM 1. BUSINESS

We were incorporated on September 4, 2007, in the State of Nevada, initially to import and market environmentally friendly and biodegradable plastics, or bioplastic products, in the form of disposable utensils, plates, and cups. BeesFree, Inc., a Delaware corporation now known as BeesFree USA, Inc. (“BeesFree-DE”), was incorporated August 4, 2011. On December 16, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BeesFree-DE and BeesFree Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). The Merger was accounted for as a reverse merger and recapitalization and BeesFree-DE was deemed to be the accounting acquirer in the transaction for accounting purposes.

Our Business

We are a company focused on developing innovative solutions for the global beekeeping community. We have developed BeesVita PlusTM, a patent-pending composite nutritional food supplement for honey bees that improves the bee’s general health and wellbeing. The benefits from using BeesVita PlusTM include promoting improved brood rearing, increasing the adult bee population, helping to control Varroa infestation, helping to control Nosema infestation, and helping to prevent colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. We have also developed the BeespenserTM, a patent-pending automated external honey bee feeding system used to deliver BeesVita PlusTM.

We are a development stage enterprise.  Our primary activities have been focused on the development of our business plan, the filing of patents, the filing of applications for approval to sell our product in various countries, the development of an infrastructure to sell and deliver our product, and the raising of capital.  We have not commenced our principal operations, nor have we generated any revenues from our operations. We are currently facing a sever cash shortage which raises substantial doubt about our ability to implement our business plan and our ability to continue as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

We have incurred operating losses since inception and expect to incur operating losses in the future in connection with the development of our products and technology. As of December 31, 2012, we had an accumulated deficit of $2,953,622.

Business Strategy

Our strategy is to initially focus on the markets that have the largest potential and that offer the quickest governmental approval. We are in the process of creating the necessary subsidiaries, obtaining any required registration or approvals, securing local manufacturing and developing a sales force in the United States, Argentina and southern Europe. Our ability to implement the various business strategies set forth herein will be dependent on addressing and remedying our severe cash shortages.

Marketing, Sales and Distribution

We intend to use multiple distribution channels to reach our customers. A direct sales force will be utilized to service the needs of the larger accounts which we consider to be beekeepers with more than 1,000 colonies. We will deliver our product to smaller beekeepers either through independent regional distributors or through a web based direct sales platform. One or more of these channels will be utilized in each country depending on the specific characteristics and needs of each market.

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

Competition

In many markets around the world, there are currently many beekeeping products available that are intended to strengthen and protect bees and improve honey production. These products include multi-vitamins and amino acids, antibiotics, pesticides, fungicides, colony defense stimulants and other pest control products. We believe, however, that no product currently on the market is as comprehensive, effective and cost efficient as BeesVita PlusTM.

In addition, we believe that no one is currently marketing a fully automated honey bee feeding system like the BeespenserTM.

Patent Applications

On August 27, 2011, we acquired the full rights to BeesVita PlusTM and the BeespenserTM from Dr. Francesca del Vecchio in exchange for 1,650,000 shares of our common stock. We filed a patent with the Italian Patent Office (UIBM) and the Chamber of Commerce in Rome (in line with current Italian legislation) on August 26, 2011. In March 2012, we filed an international patent application covering all countries that belong to the Patent Cooperation Treaty (“PCT”).

Argentina is not a member of PCT. Consequently, on February 14, 2012, we filed a patent application in Argentina to protect our pending patent in Argentina.

Products

We believe that BeesVita PlusTM is the only supplemental food source that contains essential amino acids, lipids, minerals, essential oils and antioxidants. BeesVita PlusTM is designed to strengthen the honey bee thereby enabling the honey bee to withstand greater environmental toxins and stress. We believe BeesVita PlusTM benefits honey bees by promoting brood rearing, increasing adult bee population, helping control Varroa and Nosema infestations and helping prevent the occurrence of CCD.

The BeespenserTM is a patent pending automated feeding system designed to assist professional beekeepers in efficiently and effectively delivering BeesVita Plus™ to their colonies (see picture below). The BeespenserTM has been optimized to attract bees by means of specific colors and shapes and to feed them in their natural environment and habitat.  The components of the BeespenserTM include:

•	a reservoir, where the proprietary mix of chemical compounds is mixed with water;
•	an atomizer, to spray the mixture of chemical compounds and water;
•	a distributor, with specific shapes and colors designed to attract bees; and
•	a multifunctional control system, to monitor, alarm and control the dispenser.

The BeespenserTM operates using batteries and is rechargeable by a small solar panel and is virtually maintenance free, requiring approximately 15 minutes of service time every month in order to provide BeesVita Plus™ to up to 50 honey bee colonies.  The BeespenserTM is designed to be placed amongst beehives in order to be easily accessible to bees.  The BeespenserTM is designed to last for up to a three years.

 The BeespenserTM (prototype)

Our strategy will be to outsource the production of both the BeespenserTM and BeesVita PlusTM to different partners/vendors in various regions of the world. We are in negotiations with potential BeesVita PlusTM suppliers in the US, Argentina and Italy. We have also partnered with Gelco, a leading Italian manufacturer of electronic devices for the aerospace, defense and electro medical markets, to develop the prototype of the BeespenserTM. We have had preliminary discussions with potential manufacturers in the United States, Argentina and Italy.

Raw Materials and Suppliers

BeesVita PlusTM is made out of several widely available raw materials and/or natural extracts such as essential oil, nutraceuticals and nutrients derived from natural essences.

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

We anticipate that for the production of the BeespenserTM units, we will choose the manufacturer that provides us with the best overall offer with respect to cost, quality, supply chain infrastructure and logistics. We may enter into agreements with more than one manufacturer for the production of the BeespenserTM so as to lower the overall risk associated with product provisioning and to avoid complexities and costs related to shipping the unit around the globe.  Given the relatively simple design of the BeespenserTM and the wide-scale availability of the dispensers’ component materials, we do not anticipate any challenges in identifying and partnering with manufacturers.

Research and Development

Our research and development activities are conducted in Rome, Italy by our Chief Scientist, Dr. Francesca del Vecchio. Our current activities are intended to ensure that BeesVita PlusTM addresses the latest research with respect to bee healthcare.  We expanded our research and development activities in 2012 by opening our own laboratory facility in Rome, Italy. We use this facility for on-going research and development, chemical compound production, BeesVita PlusTM quality testing, and the development of new features for the BeespenserTM.

Government Regulations

Government regulations vary in complexity and requirements from country to country. BeesVita PlusTM is considered an animal food product and as such, there is no pre-certification required in either the United States or Europe. The only requirement to begin selling is that the product be manufactured by a licensed manufacturing facility. All of the manufacturers that we are currently negotiating with have licensed facilities. Once a manufacturing agreement is finalized, we anticipate being in the position to begin selling product.

In Argentina, the government does require pre-certification. We have begun the process and expect to have approval by April 30, 2013. Once we have obtained such approval we anticipate being in the position to sell BeesVita PlusTM in Argentina.

The BeespenserTM is still a prototype and has not yet begun the certification process. However, it is expected that it will require standard testing and certification such as that issued by Underwriter Laboratories.

Employees

We have two full time employees working in the United States and three independent contractors working abroad. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We own no real property and currently lease our office space.  Our corporate headquarters is located at 2101 Vista Parkway, Suite 122, West Palm Beach, Florida 33411, which we currently lease under a six-month lease at the rate of $975 per month.

We lease space in Rome, Italy for our lab facility, under a one year lease agreement at the rate of approximately $1,300 per month.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the OTCBB on January13, 2012 and is now traded on the OTCQB market under the symbol “BEES.” To date, there has been very limited trading for our common stock.

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

The following table below sets forth the high and low closing sales prices per share for the periods our common stock was traded on the OTC Bulletin Board and the OTCQB market.

	High		Low
2012
First Quarter		$3.00		$1.10
Second Quarter		2.50		1.97
Third Quarter		2.29		1.60
Fourth Quarter		1.79		0.65

2011
First Quarter	$	n/a	$	n/a
Second Quarter		n/a		n/a
Third Quarter		n/a		n/a
Fourth Quarter		n/a		n/a

The closing sale price of our common stock on March 25, 2013 was $0.52 per share.

Shareholders

The approximate number of holders of record of our common stock as of December 31, 2012 was 173 including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends on our common stock in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant. In addition, no dividends are payable unless and until all accrued but unpaid dividends on our preferred stock are paid or set aside for payment.

The holders of our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) are entitled to receive dividends at a rate of 8% per annum, per share, and the holders of our Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) are entitled to receive dividends at a rate of 12% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors or upon conversion of such shares into shares of our common stock. No dividends have been paid to date on either the Series A Preferred Stock or Series B Preferred Stock. As of December 31, 2012 and 2011, the amount of accumulated dividends for the Company’s issued and outstanding shares of Series A Preferred Stock was approximately $176,579 and $7,233, respectively, and the amount of accumulated dividends for the Company’s issued and outstanding shares of Series B Preferred Stock was approximately $14,620 and $0, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		—	0
Equity compensation plans not approved by security holders	2,000,000	(1)	$1.62	0	(2)

(1) Represents options issued and outstanding under individual agreements with members of management, advisory board members and the Company’s directors and includes options which have not yet vested.

(2) The options granted were not issued under a specific plan. Accordingly, the Company may enter into additional agreements or amend existing agreements with individuals that result in the issuance of additional options.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a company focused on developing innovative solutions for the global beekeeping community. We have developed BeesVita PlusTM, a patent-pending composite nutritional food supplement for honey bees that improves the bee’s general health and wellbeing. The benefits from using BeesVita PlusTM include promoting improved brood rearing, increasing the adult bee population, helping to control Varroa infestation, helping to control Nosema infestation, and helping to prevent CCD. CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. We have also developed the BeespenserTM, a patent-pending automated external honey bee feeding system used to deliver BeesVita PlusTM.

Since our inception, we have had no revenue from product sales and have funded our operations principally through equity and debt financings. Our operations to date have been primarily limited to organizing and staffing our company, developing our product candidates, establishing manufacturing for our product candidates, filing our patents and raising capital. We have generated significant losses to date and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. As of December 31, 2012, we had a deficit accumulated during the development stage of $2,953,622. Because we have not generated any revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to increase during the current fiscal year. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements into the second quarter of 2013. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See “Liquidity, Capital Resources and Going Concern Matters” section for additional discussion.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, stock-based compensation, warrant liabilities and the valuation allowance relating to the Company’s deferred tax assets.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of December 31, 2012, the Company did not have any Level 1 or Level 2 assets or liabilities. As of December 31, 2012, the Company’s warrant liabilities were classified within Level 3 of the Valuation Hierarchy.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is measured on the commitment date and generally remeasured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded in the same expense classifications in the consolidated statements of operations as if such amounts were paid in cash.

Results of Operations

Comparison of the Year ended December 31, 2012 and the Period from August 4, 2011 (inception) to December 31, 2011

Revenues

For the period from our inception on August 4, 2011 to December 31, 2012, we did not generate any revenues from operations.

Cost of Revenues

For the period from our inception on August 4, 2011 to December 31, 2012, we did not generate any cost of revenues from operations.

Net loss

Net loss for the period August 4, 2011 (inception) to December 31, 2011 was $1,055,724, and our net loss for the year ended December 31, 2012 was $1,699,466, resulting in an aggregate net loss since inception of $2,775,190.

Research and development expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, product dispenser and chemical compound. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2012 research and development expenses decreased by approximately $1,000 as compared to prior period to $212,500. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

Merger expenses

Merger expenses of $415,000 consisted primarily of fees paid to former shareholders of the Company relating to the merger transaction for the period from August 4, 2011 (inception) to December 31, 2011. There was no merger expense for the year ended December 31, 2012.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. For the year ended December 31, 2012, general and administrative expenses increased by approximately $993,000 as compared to prior period to $1,420,465. The increase resulted primarily from increase in payroll of approximately $102,000 due to new hire, travel of approximately $97,000 due to increased travel activity and full year impact, marketing consulting of approximately $41,000 due to new marketing services , investor relations of approximately $224,000 due to new agreements, financial and legal expenses of approximately $52,000 due to increased activity and the effect of a full year operation versus a partial start up year. We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth in our business.

Plan of Operations

We expect to generate revenues within the next 12 months which reflects our goal to launch our product in 2013. Our plan of operations is to continue the development of our products for commercialization. Our primary source of operating funds since inception has been cash proceeds from the issuance of common shares to our founders, proceeds from the issuance of convertible debentures, and the sale of preferred stock and warrants in private placements. We intend to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to us, or will be sufficient to enable us to fully complete our development activities or sustain operations.

During the next twelve months, we believe that our major expenditures will be directed towards the following activities:

•	sales and marketing efforts in our major markets including the creation of local offices;
•	the procurement of product for sale;

•	the implementation of an eCommerce platform;
•	continuation of our research and development activities, with a focus on the development and improvement of product features and increased functionalities; and
•	the hiring and retention of qualified personnel.

In addition, we believe it is unlikely but possible that in the next twelve months, extraordinary additional costs may arise from the following factors:

•	the establishment of additional local offices not otherwise planned for on account of jurisdiction-specific laws and practices in markets that we are targeting; and

•	the introduction of new, unforeseen competitive technologies, which could require us to expend additional resources in research and development activities in order to improve or update our existing products.

With respect to the hiring and retention of personnel, we anticipate that we will hire an additional one to five regional sales managers in various regions throughout the world within the next twelve months, who will join our current regional sales manager in Argentina.  In addition, we may hire a European chief operating officer to oversee operations in Europe.  Our estimated monthly cost with respect to the hiring of new personnel is between $5,000 and $40,000.

Liquidity, Capital Resources and Going Concern Matters

General.  At December 31, 2012, we had cash and cash equivalents of approximately $43,000.  As a development stage company, we have not generated any revenues and incurred net losses of approximately $3.0 million during the period from August 4, 2011 (Inception) through December 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2012, the Company entered into a convertible note agreement and received cash proceeds of approximately $210,000. The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, sale of convertible debentures and private placement of Series A Preferred Stock and Series B Preferred Stock. Until we develop a consistent source of revenue and achieve a profitable level of operations that generates sufficient cash flow, we will need additional capital resources to fund growth and operations.  We will seek to raise capital through equity and/or debt offerings. However, there can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all.   The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors.  Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

Loss on Fair Value of warrants

The gain on net change in fair value of derivative liabilities of approximately $67,000 for the year ended December 31, 2012, was the result of the change in fair value of the detachable warrants issued to investors in connection with financings during the year ended December 31, 2012 and 2011. The warrants issued in conjunction with these financings are considered derivative liabilities and must be valued at the end of each period. The change in fair value for the period from August 4, 2011 (Inception) to December 31, 2011 was deemed de minimus ..

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities, for year ended December 31, 2012, in the amount of $1,524,534, primarily reflecting our net loss of $1,699,466, partially offset by $133,295 in non-cash stock-based compensation expense and $66,501 loss on change in fair value of warrant liability.

Net Cash Used in Investing Activities

The Company did not use any funds for investing activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities, net of costs, for the year ended December 31, 2012, was $514,103 from the issuance of Series B cumulative convertible preferred stock.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon the following factors:

•	the speed and ease with which we are able to penetrate new markets;
•	our ability to establish regional sales offices and hire quality regional sales managers;

•	our research and development focusing on the improvement of features and functionalities of our current products and the development of additional products;
•	our ability to capitalize on manufacturing efficiencies;

•	the cyclical nature of the ordering patterns from our distributors and customers; and
•	the fluctuation of the Argentine peso and the Euro against the U.S. dollar and other international currencies.

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

Our Consolidated Financial Statements may be found on pages F-1 through F-29 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

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

As of December 31, 2012, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

  As of December 31, 2012 we had identified certain matters that constituted a material weakness in our internal controls over financial reporting.  Specifically, we have limited segregation of duties within our accounting and financial reporting functions.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.   As our business expands we will need to correct this weakness by completing the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as the rules for smaller reporting companies provide an exemption from such requirement.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers as of March 25, 2013:

Name	Age	Position

David W. Todhunter	50	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Andrea Festuccia	41	Non-Executive Chairman of the Board

Juan Carlos Trabucco	65	Director

Joe Becker	50	Director

Paolo Danesi	40	Director

The following is a description of the business experience of each of our executive officers:

David W. Todhunter, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Mr. Todhunter has served as our chief financial officer since December 2011and as our President and Chief Executive Officer since October 2012. Prior to joining the Company, Mr. Todhunter served as the Chief Financial Officer of Plus One Holdings, Inc. from 2005 to 2011. Plus One Holdings, Inc. provides comprehensive wellness solutions to Fortune 1000 clients. During that time, Mr. Todhunter had full financial responsibility encompassing financial reporting to the Board, audits, budgeting, income and sales tax reporting, purchasing, invoicing and collections, cash management, investor and banking relations, merger financial due diligence, merger integrations, system implementations, and financial training.  In addition, Mr. Todhunter also directed Plus One Holding’s technology group from 2005 to 2006. Prior to that, Mr. Todhunter was employed by The Robbins Company, first as the Chief Financial Officer from 2001 to 2003, and then as the Chief Executive Officer from 2003 to 2004. The Robbins Company, a private equity-backed manufacturing, fulfillment, and business services company, provided employee recognition programs to Fortune 1000 clients. Mr. Todhunter received his bachelor of arts (magna cum laude) in Applied Mathematics and Economics from Brown University.

Dr. Andrea Festuccia, PhD., Director, Non-Executive Chairman of the Board

Dr. Festuccia has served as a board director and Non-Executive Chairman since June, 2012. Dr. Festuccia is the husband of Dr. Francesca del Vecchio, our chief scientist and the inventor of the Company’s patent-pending proprietary chemical compound, and a principal stockholder of the Company. Dr. Festuccia has more than 16 years of extensive international experience in various facets of engineering. He served as Chief Technology Officer of New Generation Biofuels Holdings, Inc. from 2006 until 2011. Currently, he is senior manager of Altran Italia- EILIS Division. He is the Chairman of the Board of Directors of Opt Sensor, a private Italian company dealing with R&D for electronic equipments to measure chemical parameters. He also taught General and Inorganic Chemistry as an Adjunct Professor at the University of "La Tuscia" in Viterbo until 2000. He has served as an external expert for the Department of Chemical Engineering at the University “La Sapienza” of Rome since 2000 and also for also for Minister of Foreign Affairs for Italy. Recently he was visiting professor at the Imperial College London. Dr. Festuccia is the author of several scientific publications and the inventor or owner of several patents. He received a degree in chemical engineering and his doctor of philosophy degree in chemical engineering from the University of Rome - “La Sapienza”.  We believe Dr. Festuccia is qualified to sit on the Board because of his knowledge with respect to patent development, his strong educational experience and solid business acumen.

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

Joe Becker, Director

Mr. Joe Becker has served as our director since April 2012 and has over 14 years of securities industry experience. Since January 2003 when he founded JB Consulting, Mr. Becker has been engaged in the proprietary options and derivatives trading industry. Prior to that time, Mr. Becker was a Managing Director, European Index and Equity Arbitrage Trading of Credit Suisse First Boston London, where he managed a proprietary trading group of 12 traders and programmers with trading revenues of $120m USD (2000) and $65m USD (1999). Mr. Becker received his B.S. in economics and applied mathematics from Brown University in 1984 and his MBA from the University of Chicago, Graduate School of Business in 1991. We believe Mr. Becker is qualified to sit on the Board because of his extensive experience in business planning and risk management.

Paolo Danesi, Director

Mr. Paolo Danesi has served as our director since August 2012.  Since July 2009, Mr. Danesi has served as Vice President - Sales at Burmeister and Wain Energy A/S (BWE), Denmark. BWE is a worldwide technology leader for design of large ultrasupercritical boilers for coal, oil, gas and biomass, where he is responsible for sales, marketing and business development activities on a worldwide basis. From February 2006 until June 2009, Mr. Danesi served as Director of Sales and Proposal of Fata Hunter, a Division of Fata S.p.A. He received a degree in chemical engineering from the University of Rome - “La Sapienza” in July 1998. We believe Mr. Danesi is qualified to sit on the Board because due to his strong background in international sales, strategic development and knowledge of the food industry.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers or nominees has been:

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

Other than (i) late Form 3 filings by each of Messrs. Becker, Festuccia and Danesi, as well as a late amended Form 3 filing by Messrs. Becker and Festuccia, (ii) a late Form 4 filing of each of Messrs. Todhunter and Trabucco and (iii) a late Form 3 filing by Andrew Friis, a principal stockholder of the Company, the Company is not aware of Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2012 that have not been timely filed.

Corporate Governance

The Board has adopted Corporate Governance Principles which along with the Company Code of Business Conduct and Ethics provides a framework for the governance of the Company. The Company’s Corporate Governance Principles address matters such as the responsibilities and composition of the Board, Director Independence and the conduct of Board and Committee meetings.  The Company’s Code of Business Conduct and Ethics, a copy of which is attached as an exhibit to this Annual Report on Form 10-K and may also be found on our website, www.beesfree.biz, sets forth guiding principles of business ethics and certain legal requirements applicable to all Company employees and Directors.

Audit Committee and Financial Expert

We do not have a standing audit committee of the Board of Directors and the functions of the Audit Committee are currently carried out by our Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of an Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee. However, Mr. Todhunter, our Chief Executive Officer and Chief Financial Officer is a financial expert and capable of maintaining effective internal controls and procedures for financial reporting.

Compensation Committee and Nominating Committee

We currently do not have a compensation committee or a nominating committee. Determining compensation for our officers and directors is done by our Board of Directors.

Nominations for election to our Board of Directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law. The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board. Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

David W. Todhunter	2012	114,250	–	–	76,392	–	–	190,642
President, CEO and CFO	2011	4,250	–	–	–	–	–	4,250

Mario Sforza, Former	2012	71,513	–	23,600	–	–	–	95,113
President, CEO and Director	2011	50,000	–	–	–	–	–	50,000

Employment / Separation Agreements

Mario Sforza

On June 19, 2012, we entered into a Separation and General Release Agreement with Mario Sforza, our former President, Chief Executive Officer and a Director. Pursuant to the agreement we paid Mr. Sforza a one-time cash payment of $21,513, representing amounts due under his employment agreement and the reimbursement of certain expenses. We also issued him 40,000 shares of the Company’s restricted common stock valued at $23,600, based on the fair value of the shares on the date of the agreement.

David W. Todhunter

On October 19, 2012, we announced that David W. Todhunter was appointed as our President and Chief Executive Officer in addition to being our Chief Financial Officer and entered into a new Employment Agreement (the “Agreement”). The Agreement will initially expire on December 31, 2015. Under the terms of the Agreement, Mr. Todhunter will receive an initial annual base salary of $126,000 until March 31, 2013. If after such date, the Company generates net income of at least $10,000 per month, Mr. Todhunter’s salary may be increased to $260,000 through December 31, 2013 at the discretion of the Board of Directors. If certain Performance Measurements (as defined in the Agreement) are met, Mr. Todhunter’s base salary will increase to $350,000 and $500,000 for the 2014 and 2015 fiscal years, respectively. In addition, Mr. Todhunter will be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of the Board of Directors of up to fifty (50%) percent of his annual salary. Upon execution of the Agreement, Mr. Todhunter was issued stock options to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $1.55 per share, which was the closing sale price of the Company’s common stock on the date the Agreement was executed. 250,000 of such options were fully vested upon execution of the Agreement and 250,000 options vested on December 31, 2012. The remaining option vest based upon the Company meeting certain Performance Measurements. In the event less than 100% of a Performance Measurement has been reached in any given Measurement Period a lesser number of stock option may vest at the discretion of the Board.

The Agreement terminates upon the earliest to occur of: (i) the death of the employee; (ii) a termination by the Company by reason of the disability of the employee; (iii) a termination by the Company with or without cause; (iv) a termination by the employee with or without good reason, or (v) the non-renewal of the agreement. Upon the termination by the Company without cause, by the employee with good reason or upon the expiration of the Agreement if the Company or the employee refuses to extend the term of the Agreement, the employee will be entitled to: (i) any accrued but unpaid salary or bonus or unreimbursed expenses; (ii) any bonus payable for the portion of the fiscal year during which the termination occurs; (iii) severance payments equal a certain number of days of Mr. Todhunter’s base salary, depending upon how far into the initial term of the Agreement that the termination occurs, from 90 days salary to one year’s salary; (iv) the continuation of health benefits for the same period as the severance payments are based on; and (v) all unvested options granted pursuant to the Agreement will become immediately vested and be exercisable for a period of nine months.

Under the employment agreement, Mr. Todhunter is prohibited for 12 months after termination from (a) soliciting any employee or consultant of ours or (b) soliciting or accepting business from our competitors.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of December 31, 2012 for each Named Executive Officer.

	Underlying Unexercised			Option	Option	Option
	Options at Fiscal Year End			Exercise	Grant	Expiration
Name	Exercisable	Unexercisable		Price	Date	Date

David W. Todhunter	250,000	-		$1.55	10/19/12	10/19/16
	250,000	-		$1.55	10/19/12	12/31/16
	-	400,000	(1)	$1.55	10/19/12	12/31/17
	-	400,000	(1)	$1.55	10/19/12	12/31/18
	-	400,000	(1)	$1.55	10/19/12	12/31/19

(1)	Pursuant to Mr. Todhunter’s employment agreement, these shares vest upon the meeting by the Company of certain performance criteria and are subject to lesser amounts vesting in the discretion of the Board should the applicable performance criteria not be meet 100%. See, “Employment/Separation Agreements – David W. Todhunter” above.

Director Compensation

Each outside director is paid a directors fee of $6,000 per annum, payable in equal quarterly amounts. Outside directors are also granted options to purchase 25,000 shares of the Company’s common when they join the Board which vest immediately and 25,000 shares of the Company’s common stock at the start of each year (including the first year) of their tenure which vest one year from the date of grant. The exercise price of all such options is equal to the fair market value of the common stock on the date of grant. The Company reimburses directors for expenses incurred traveling to and from Board meetings. The compensation for directors was approved by the Board of Directors upon the recommendation of management. The following table summarizes the compensation of our outside directors for fiscal year 2012.

		Fees	Option Awards		Total
Name	Year	Paid(1)	Number	Value (2)	Compensation
Juan Carlos Trabucca	2012	$4,500	50,000	$595	$5,095

Andrea Festuccia	2012	$3,500	50,000	$383	$3,883

Paolo Denesi	2012	$2,000	50,000	$438	$2,438

Joseph Becker	2012	$4,500	50,000	$595	$5,095

(1)	All amounts represent accrued but unpaid fees.
(2)	Represents compensation cost of option awards as described in ASC 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 25, 2013 by:

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 16,235,000 shares of our common stock outstanding as of March 25, 2013. In calculating the number of shares beneficially owned and the percentage ownership, shares of common stock subject to preferred stock conversion rights (including accrued dividends), options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after March 25, 2013 are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Security Ownership of Management and Directors:

Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
David W. Todhunter	700,000	(2)	4.2%

Juan Carlos Trabucco	50,000	(3)	**

Andrea Festuccia	1,675,000	(4)	10.3%

Joseph Becker	50,000	(3)	**

Paolo Danesi	25,000	(5)	**

Directors and executive officers as a group (5 people)	2,500,000	(1)(2)(3)(4)(5)	14.8%

** Less than 1%

_________________

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.

(2)	Includes 500,000 shares of common stock issuable upon exercise of vested options. Does not include 1,200,000 shares of common stock issuable upon exercise of unvested stock options.

(3)	Includes 50,000 shares of common stock issuable upon exercise of vested stock options.

(4)	Includes (i) 25,000 shares of common stock issuable upon exercise of vested stock options and (ii) 1,650,000 shares of common stock as to which Mr. Festuccia’s spouse, Dr. Francesca del Vecchio, has sole voting and investment power. Does not include 25,000 shares of common stock issuable upon exercise of unvested stock options.

(5)	Includes 25,000 shares of common stock issuable upon exercise of vested stock options. Does not include 25,000 shares of common stock issuable upon exercise of unvested stock options.

Other Shareholders:

Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Francesca del Vecchio Via Del Fiume Giallo 324G Rome, Italy	1,675,000	(6)	10.3%

Matteo Festuccia 100 Via Dei Colliportuensi Rome, Italy	823,000	(7)	5.1%

Selma Rosen 29 Meadowcroft Lane Greenwich, CT 06830	832,500	(8)	5.1%

Craig Rosen 428 Plaza Real Boca Raton, FL 33432	850,000	(9)	5.2%

Andrew Friis 801 NE 71st Street Boca Raton FL 33487	1,595,000	(10)	9.8%

Harold S. Rosen 14 Harwood Court, Suite 209 Scarsdale NY 10583	853,400	(11)	5.3%

Christopher Porosky 19730 Black Olive Lane Boca Raton FL 33498	850,000	(12)	5.2%

Steven A. Sciarretta 2799 NW Boca Raton Blvd., Suite 203 Boca Raton FL 33431	845,000	(13)	5.2%

(6)	Includes (i) 1,650,000 shares of common stock as to which Dr. del Vecchio has sole voting and investment power and (ii) 25,000 shares of common stock issuable upon exercise of vested stock options held by Dr. del Vecchio’s spouse, Andrea Festuccia. Does not include 25,000 shares of common stock issuable upon exercise of unvested stock options held by Mr. Festuccia.

(7)	Mr. Festuccia is the brother of Andrea Festuccia.

(8)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 21, 2012, and includes 810,000 shares of common stock held indirectly through Greenwich Trading, LLC. Does not include 50,000 shares of common stock issuable upon conversion of 50,000 shares of Series A Preferred Stock and 50,000 shares issuable upon exercise of warrants, which both contain restrictions upon their exercise or conversion, as the case may be, if doing so would result in the holder thereof and its affiliates owning more than 4.99% of the outstanding common stock. Such restrictions are subject to being waived by the holders thereof under certain circumstances. Ms. Rosen has sole voting and investment power over the shares held by Greenwich Trading, LLC.

(9)	Includes shares owned indirectly as provided in information filed with the SEC in a Schedule 13G filed December 13, 2012, and includes 850,000 shares of common stock held indirectly through The CCK 2011 Trust. Craig Rosen, as sole trustee of The CCK 2011 Trust, has sole voting and investment power.

(10)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 11, 2012, and includes, (i) 695,000 shares of common stock held indirectly through Gamma Financial, LLC, of which Mr. Friis is the sole manager with the sole power to vote and dispose of these shares and (ii) 900,000 shares held by Mr. Friis’ sister, AnneKatherine Friis. While Ms. Friis has granted Mr. Friis no formal control over the disposition or voting of such shares, she has indicated that she will follow Mr. Friis’s advice in voting or disposing of same. Does note include 100,000 shares issuable upon conversion of 100,000 shares of Series A Preferred Stock or 100,000 shares issuable upon exercise of warrants, which both contain restrictions upon their exercise or conversion, as the case may be, if doing so would result in the holder thereof and its affiliates owning more than 4.99% of the outstanding common stock. Such restrictions are subject to being waived by the holders thereof under certain circumstances. Mr. Friis disclaims beneficial ownership of all the shares of common stock owned by his sister and further disclaims beneficial ownership of the shares of common stock owned by Gamma Financial LLC since he has no economic interest in such company.

(11)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 11, 2012, and includes 695,000 shares held indirectly through Onyx Capital trading, LLC, of which Dr. Rosen is the sole manager. Does not include (i) 70,800 shares of common stock issuable upon conversion of shares of Series A and Series B Preferred Stock, (ii) 70,800 shares issuable upon exercise of warrants, which both contain restrictions upon their exercise or conversion, as the case may be, if doing so would result in the holder thereof and its affiliates owning more than 4.99% of the outstanding common stock. Such restrictions are subject to being waived by the holders thereof under certain circumstances.

(12)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 10, 2012, and includes 800,000 shares of common stock held indirectly through the KAR 2011 Trust, of which Mr. Porosky is the sole trustee.

(13)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 10, 2012, and includes (i) 770,000 shares of common stock held indirectly through Black Horse Capital, LLC, of which Mr. Sciarretta is the sole manager, and (ii) 75,000 shares of common stock held by Mr. Sciarretta’s spouse. Mr. Sciarretta disclaims beneficial ownership of all the shares of common stock owned by his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

On November 6, 2012, we entered into a three-year consulting service agreement with Dr. Francesca del Vecchio (the “Consulting Agreement”), pursuant to which Dr. del Vecchio will continue to lead and manage all research and development activities in connection with the Company’s BeesVita Plus™ and other products. During the first year of the Consulting Agreement, Dr. del Vecchio will be paid $7,750 per month. Dr. del Vecchio’s compensation for the two remaining years of the Consulting Agreement will be determined by the mutual consent of the Company and Dr. del Vecchio. Dr. del Vecchio will also be reimbursed all reasonable traveling and out-of-pocket expenses incurred by her in the course of her duties. The Consulting Agreement will continue through October 31, 2015 (the “Term”). Dr. del Vecchio is the spouse of Andrea Festuccia, Ph.D., a member of the Company’s Board of Directors.

The Agreement may be terminated (i) automatically, upon the expiration of the Term, (ii) upon the mutual written consent of the Company and Dr. del Vecchio, or (iii) by Company at any time, for any reason, upon not less than 90 days prior written notice.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our to be formed audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our Board of Directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our Board of Directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse him or herself from deliberations and approval of the transaction in which the interested director is involved.

Independence of the Board of Directors

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent. However, we believe that a strong presence of independent, non-employee directors is beneficial to our Company. Currently, Joseph Becker, Juan Carlos Trabucco and Paolo Danesi are independent directors. We evaluate independence by the standards for director independence established by the Marketplace Rules of The Nasdaq Stock Market.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $200,000 or five percent of the recipients consolidated gross revenues for that year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2012 and 2011, we were billed or expect to be billed by our independent registered public accounting firm the following fees:

	2012	2011
Audit Fees (1)	$77,572	$73,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	11,250	-
All Other Fees (4)	-	-
Total	$88,822	$73,000

(1)	Audit fees principally include those for services related to the annual audit of the consolidated financials statements, SEC registration statements and other filings and consultation on accounting matters.

(2)	Audit-related fees principally include assurance and related services that were reasonably related to the performance of our independent registered public accounting firm’s assurance and review of the financial statements and not reported under the caption “Audit Fees.”

(3)	Tax fees principally include services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit.

(4)	Our independent registered public accounting firm did not perform any services for us other than those described above.

Audit Committee’s Pre-Approval Policies and Procedures

  All of the services set forth under the table “Independent Registered Accounting Firm Fees and Services” above were approved by the Board of Directors.

In connection with the audit of our financial statements for the period ended December 31, 2012, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused the firm to report the disagreement if it had not been resolved to their satisfaction.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Financial Statement Schedules

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BeesFree, Inc

By:	/s/ David W. Todhunter
President, Chief Executive Officer and Chief Financial Officer

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David W. Todhunter	President, Chief Executive Officer and Chief Financial Officer	March 29, 2013
David W. Todhunter	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Andrea Festuccia	Director	March 29, 2013
Dr. Andrea Festuccia, Phd.

/s/ Juan Carlos Trabucco	Director	March 29, 2013
Juan Carlos Trabucco

/s/ Joe Becker	Director	March 29, 2013
Joe Becker

/s/ Paolo Danesi	Director	March 29, 2013
Paolo Danesi

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated December 16, 2011, by and among the Company, BeesFree Acquisition Corp. and BeesFree, Inc. (1)
2.2	Articles of Merger, dated September 30, 2011 and filed on October 4, 2011 by and among BNH Inc. and BeesFree, Inc. (2)
3.1	Articles of Incorporation. (3)
3.2	Certificate of Designations of Series A Cumulative Convertible Preferred Stock. (1)
3.3	Certificate of Designations of Series B Cumulative Convertible Preferred Stock. (4)
3.4	Bylaws. (3)
4.1	Form of Class A Common Stock Purchase Warrant. (1)
4.2	Form of Series B Common Stock Purchase Warrant. (5)
4.3	Form of Convertible Promissory Note. (6)
4.4	Form of Common Stock Purchase Warrant. (6)
10.1	Form of Subscription Agreement by and among the Company and certain purchasers set forth therein. (1)
10.2	Form of Cancellation Agreement by and among the Company and certain shareholders. (1)
10.3	Purchase Agreement of Technology, dated August 27, 2011, by and between the Company and Francesca del Vecchio. (1)
10.4	Separation and General Release Agreement, dated June 22, 2012, by and between the Company and Mario Sforza. (7)
10.5	Employment Agreement, dated October 19, 2012, by and between the Company and David W. Todhunter. (8)*
10.6	Consulting Service Agreement, dated November 6, 2012, by and between the Company and Francesca del Vecchio. (9)
10.7	Form of Subscription Agreement by and among BeesFree, Inc. and certain purchasers set forth therein. (5)
10.8†	Lease Agreement, dated August 16, 2012, by and between BeesFree, Inc. and Redus Florida LLC – Vista Park Commons.
10.9	Form of Securities Purchase Agreement. (6)
10.10	Form of Security Agreement. (6)
14†	Code of Ethics.
16.1	Letter from Weinberg & Baer, dated December 20, 2011. (1)
21†	Subsidiaries.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
32.1†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document. **
101.SCH †	XBRL Taxonomy Extension Schema Document.**
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document. **
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document. **

(1)	Included as an exhibit to the Current Report on Form 8-K filed on December 16, 2011 and incorporated herein by reference.
(2)	Included as an exhibit to the Quarterly Report on Form 10-Q, filed on November 14, 2011 and incorporated herein by reference.
(3)	Included as an exhibit to the Registration Statement on Form S-1, filed on April 16, 2008 and incorporated herein by reference.
(4)	Included as an exhibit to the Current Report on Form 8-K, filed on October 4, 2012 and incorporated herein by reference.
(5)	Included as an exhibit to the Current Report on Form 8-K, filed on October 15, 2012 and incorporated herein by reference.
(6)	Included as an exhibit to the Current Report on Form 8-K, filed on March 15, 2013 and incorporated herein by reference.
(7)	Included as an exhibit to the Current Report on Form 8-K, filed on June 28, 2012 and incorporated herein by reference.
(8)	Included as an exhibit to the Current Report on Form 8-K, filed on October 22, 2012 and incorporated herein by reference.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on November 8, 2012 and incorporated herein by reference.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BeesFree, Inc.

We have audited the accompanying consolidated balance sheets of BeesFree, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2012, for the period from August 4, 2011 (inception) to December 31, 2011 and for the period from August 4, 2011 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BeesFree, Inc. and Subsidiaries (a development stage company) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012, for the period from August 4, 2011 (inception) to December 31, 2011 and for the period from August 4, 2011 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

March 29, 2013

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets

Current Assets
Cash	$42,948	$1,053,379
Prepaid expenses	97,541	10,500

Total Current Assets	140,489	1,063,879

Intangible assets	1,650	1,650
Deposit	3,125	1,175

Total Assets	$145,264	$1,066,704

Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities
Accounts payable and accrued expenses	$86,180	$22,053
Share issuance liability	5,800	-
Accrued dividends on preferred stock	198,432	7,233
Common stock warrant liability	730,174	580,000
Total Current Liabilities	1,020,586	609,286

Commitments and contingencies

Stockholders' (Deficiency) Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized in the following classes:
Series A Cumulative Convertible Preferred Stock, $1 stated value, 3,500,000 shares designated; 2,200,000 shares issued and outstanding (aggregate liquidation preference $2,383,812 and $2,207,233 as of December 31, 2012 and December 31, 2011, respectively)	2,200	2,200
Series B Cumulative Convertible Preferred Stock, $175 stated value, 50,000 shares designated; 3,099 shares issued and outstanding (aggregate liquidation preference $556,945 and $0 as of December 31, 2012 and December 31, 2011, respectively)	3	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,225,000 and 16,150,000 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	16,225	16,150
Additional paid-in-capital	2,059,872	1,502,025
Deficit accumulated during the development stage	(2,953,622)	(1,062,957)

Total Stockholders' (Deficiency) Equity	(875,322)	457,418

Total Liabilities and Stockholders' (Deficiency) Equity	$145,264	$1,066,704

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	Period from August 4, 2011 (Inception) to December 31,	Period from August 4, 2011 (Inception) to December 31,
	2012	2011	2012

Revenue	$-	$-	$—

Operating Expenses
Research and development expenses	212,500	213,750	426,250
Merger expenses	-	415,000	415,000
General and administrative expenses	1,420,465	426,974	1,847,439

Total Operating Expenses	1,632,965	1,055,724	2,688,689

Change in fair value of warrants	(66,501)	-	(66,501)

Net Loss	$(1,699,466)	$(1,055,724)	$(2,755,190)

Dividends to Preferred Stockholders	(191,199)	(7,233)	(198,432)

Net Loss Attributable to Common Stockholders	$(1,890,665)	$(1,062,957)	$(2,953,622)

Basic and Diluted Net Loss per Share	$(0.12)	$(0.10)

Weighted Average Number of Shares Outstanding - basic and diluted	16,175,150	11,010,061

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from August 4, 2011 (Inception) to December 31, 2012

								Deficit
								Accumulated
	Series A Convertible		Series B Convertible				Additional	During the
	Preferred Stock		Preferred Stock		Common Stock		paid-in-	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - August 4, 2011 (Inception)	—	$—			—	$—	$—	$—	$—

Issuance of Founders' shares August 22, 2011
(at $0.001 per share)	—	—			10,300,000	10,300		—	10,300

Issuance of shares in exchange for patent -
August 27, 2011 (at $0.001)	—	—			1,650,000	1,650		—	1,650

Issuance of shares pursuant to reverse
recapitalization - December 16, 2011 (at $0.001)					4,000,000	4,000	(4,000)		-

Issuance of preferred stock in private placement,
net of costs - December 16, 2011 ( at $1.00)	1,200,000	1,200					1,087,025		1,088,225

Conversion of debentures into preferred stock -
December 16, 2011 (at $1.00)	1,000,000	1,000					999,000		1,000,000

Issuance of shares to employee -
December 30, 2011 (at $0.001)					200,000	200			200

Warrants issued in connection with convertible preferred stock							(580,000)		(580,000)

Contractual dividends accrued on convertible preferred stock								(7,233)	(7,233)

Net loss for the period from August 4, 2011
(inception) to December 31, 2011	—	—	—	—	—	—	—	(1,055,724)	(1,055,724)

Balance - December 31, 2011	2,200,000	$2,200	—	$—	16,150,000	$16,150	$1,502,025	$(1,062,957)	$457,418

Compensation expense associated with options							83,245		83,245

Issuance of shares pursuant to separation agreement (at $0.59)					40,000	40	23,560		23,600

Issuance of shares for services rendered (at $0.59)					35,000	35	20,615		20,650

Issuance of preferred stock in private placement,
net of costs - October 10, 2012 ( at $175.00)			3,099	3			514,100		514,103

Warrants issued in connection with convertible preferred stock							(83,673)		(83,673)

Contractual dividends accrued on convertible preferred stock								(191,199)	(191,199)

Net loss for the year ended December 31, 2012								(1,699,466)	(1,699,466)

Balance - December 31, 2012	2,200,000	$2,200	3,099	$3	$16,225,000	$16,225	$2,059,872	$(2,953,622)	$(875,322)

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	Period from August 4, 2011 (Inception) to December 31,	Period from August 4, 2011 (Inception) to December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(1,699,466)	(1,055,724)	$(2,755,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	133,295	—	133,295
Change in fair value of warrants	66,501	—	66,501
Changes in operating assets and liabilities:
Deposits	(1,950)	(1,175)	(3,125)
Prepaid expenses and other assets	(87,041)	(10,500)	(97,541)
Accounts payable and accrued expenses	64,127	22,053	86,180
Total Adjustments	174,932	10,378	185,310

Net Cash Used in Operating Activities	(1,524,534)	(1,045,346)	(2,569,880)

Cash Used in Investing Activities	—	—	—

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	—	1,000,000	1,000,000
Proceeds from sale of convertible preferred stock, net of costs	514,103	1,200,000	1,714,104
Fees paid to third-parties in connection with sale of convertible preferred stock	—	(111,775)	(111,775)
Proceeds from issuance of founders' common stock	—	10,300	10,300
Proceeds from sale of common stock	—	200	200

Net Cash Provided by Financing Activities	514,103	2,098,725	2,612,829

Net (Decrease) Increase in Cash	(1,010,431)	1,053,379	42,948

Cash - Beginning	1,053,379	-	—

Cash - Ending	$42,948	$1,053,379	$42,948

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock	$-	$1,000,000	$1,000,000
Warrants issued in connection with convertible preferred stock	$83,673	$580,000	$663,673
Dividends accrued on convertible preferred stock	$191,199	$7,233	$198,432
Shares issued relating to merger recapitalization	$-	$4,000	$4,000
Shares issued related to acquisition of intangible asset	$-	$1,650	$1,650

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization and Nature of Operations

BeesFree, Inc. (the “Company”) was incorporated on September 4, 2007 in the State of Nevada, initially to import and market environmentally friendly and biodegradable plastics, or bioplastic products, in the form of disposable utensils, plates, and cups. BeesFree USA, Inc. a Delaware corporation (“BeesFree-DE”) was incorporated on August 4, 2011. On December 16, 2011, the Company entered into an Agreement and Plan of Merger with BeesFree-DE, and BeesFree Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into BeesFree-DE, and BeesFree-DE, as the surviving corporation, became the Company’s wholly-owned subsidiary (the “Merger”). All of BeesFree-DE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 11,950,000 shares of the Company’s common stock. Simultaneous with the Merger, the former stockholders of the Company cancelled 11,166,668 shares of the Company’s common stock leaving 4,000,000 shares of the Company’s common stock issued and outstanding (before consideration of the shares issued to the stockholders of BeesFree-DE). In addition, the former stockholders of the Company received cash proceeds of $415,000, whcih was expensed as a cost of the transaction. Since the stockholders of BeesFree-DE owned a majority of the outstanding shares immediately following the Merger, and the management and Board of Directors of BeesFree-DE became the management and Board of Directors of the Company immediately following the Merger, the Merger was accounted for as a reverse merger and recapitalization. Accordingly, BeesFree-DE was the acquirer for accounting purposes and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements herein are those of BeesFree-DE and subsidiaries (the “Company” or “BeesFree”).

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

The Company has been presented as a "development stage enterprise”. The Company’s primary activities since inception have been developing the technology, developing its business plan, filing patents, complying with the regulatory requirements to sell its product in various countries, developing an infrastructure to sell and deliver its product, and raising capital. The Company has not commenced principal operations of selling its product, nor has it generated any revenues from operations.

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

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Going Concern and Management Plans

The Company is currently in the development stage, has not yet generated any revenues since inception. As of December 31, 2012, the Company had a working capital deficiency of $880,097 and a stockholders’ deficiency of $875,322. The Company has incurred net losses of $2,755,190 during the period from August 4, 2011 (inception) through December 31, 2012. The Company believes that its current cash on hand will be sufficient to fund its projecting operating requirements only into the second quarter of 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, proceeds from the issuance of convertible debentures, and the sale of preferred stock and warrants in private placements. The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of BeesFree-DE and its subsidiaries. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, stock-based compensation, warrant liabilities and the valuation allowance relating to the Company’s deferred tax assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2012, the Company does not have any cash equivalents.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company follows the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2012 and 2011.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements for the period from August 4, 2011 (inception) through December 31, 2012. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of December 31, 2012 and 2011, the Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control. Accordingly, all issuances of preferred stock are presented as a component of consolidated stockholders’ (deficiency) equity.

Convertible Instruments

The Company bifurcates conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

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
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Common Stock Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 6). The Company evaluated these warrants to assess their proper classification in the balance sheet as of December 31, 2012 and 2011 using the applicable classification criteria enumerated under GAAP. The Company determined that the common stock purchase warrants do not contain fixed settlement provisions because the exercise price is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants.

As such, the Company was required to record the warrants which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Research and Development

Research and development (“R&D”) expenses are charged to operations as incurred. During the year ended December 31, 2012, for the period from August 4, 2011 (inception) to December 31, 2011, and the period from August 4, 2011 (inception) to December 31, 2012, the Company incurred research and development expenses of $212,500, $213,750 and $426,250, respectively.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of December 31, 2012 and 2011 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,
	2012	2011
Warrants to purchase common stock	2,629,900	2,320,000
Options to purchase common stock	2,000,000	-
Series A Convertible Preferred Stock	2,200,000	2,200,000
Series B Convertible Preferred Stock	309,900	-

Totals	7,139,800	4,520,000

Share-based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and amortized over the respective employment agreements or director service periods. For non-employees, the fair value of the award is measured on the commitment date and generally remeasured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations as if such amounts were paid in cash.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of December 31, 2012 and 2011 measured at fair value on a recurring basis are summarized below:

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$730,174	$—	$—	$730,174

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$580,000	$—	$—	$580,000

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The Company determined that the warrants issued in connection with Preferred Stock financing transactions in December 2011 and October 2012 did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise prices were subject to adjustment based on certain subsequent equity issuances. Accordingly, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period. Such warrants were classified within Level 3 of the valuation hierarchy.

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

The fair value of the Company’s warrant liabilities is estimated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes valuation model (see Note 6). Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Warrants on the Company’s consolidated statements of operations. From August 4, 2011 (inception) to December 31, 2012, there were no transfers between levels in the fair value hierarchy.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2012 and 2011:

	2012	2011
Balance - Beginning of period	$580,000	$—
Aggregate fair value of warrants issued	83,673	580,000
Change in fair value of warrants	66,501	—

Balance - End of period	$730,174	$580,000

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This ASU addresses fair value measurement and disclosure requirements within ASC Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and did have any impact on the Company’s consolidated financial statements or disclosures.

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

Note 4 - Convertible Debentures

In September 2011, the Company entered into a Debenture Purchase Agreement with certain investors (the “Debentures”) pursuant to which the Company issued convertible debentures in the aggregate principal amount of $1,000,000. The Debentures bear interest at the rate of 8% per annum and are convertible into units of a qualified financing, as defined in the agreement. Since the Debentures were contingently convertible, the Debentures were not convertible into common stock, until December 16, 2011, when the contingency was satisfied. On December 16, 2011, as part of the Series A Cumulative Preferred Stock Private Placement, the Debentures were all converted into 1,000,000 shares of preferred stock and the noteholders received warrants to purchase 1,000,000 shares of common stock (see Note 6).

Note 5 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2012 and December 31, 2011 are presented below:

	2012	2011
Deferred Tax Assets:
Net operating loss carryover	$941,555	$245,000

Total Deferred Tax Asset	941,555	245,000
Valuation allowance	(941,555)	(245,000)

Deferred Tax Asset, Net of Valuation Allowance	$—	$—

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2012 and for the period from August 4, 2011 (inception) through December 31, 2011 is as follows:

	2012	2011
U.S. federal statutory rate	(34.0)%	(34.0)%
State and local tax, net of federal benefit	(3.6)%	(3.6)%
Deferred tax asset true-up	(3.4)%	0.0%
Non-deductible merger costs	0.0%	14.4%
Change in valuation allowance	41.0%	23.2%

Income tax provision (benefit)	0.0%	0.0%

The income tax provision (benefit) for the year ended December 31, 2012 and for the period from August 4, 2011 (inception) to December 31, 2012 consists of the following:

	2012	2011
Federal
Current	$—	$—
Deferred	(851,406)	(221,000)
State and Local
Current	-	-
Deferred	(90,149)	(24,000)
Change in Valuation Allowance	941,555	245,000

Income Tax Provision (Benefit)	$—	$—

The Company files its income tax returns in the U.S. federal jurisdiction and the state of Florida. The Company’s federal and state income tax returns for 2011 remains subject to examination.

During the year ended December 31, 2012, the Company recorded a change in its valuation allowance aggregating approximately $697,000. At December 31, 2012 and 2011, the Company had approximately $2,500,000 and $802,000 of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2031 unless utilized.  In accordance with the Internal Revenue Code and regulations thereunder, there may be a limitation as the ability to deduct the Company’s net operating loss Carryovers under the rules of Section 382 and the separate return limitation year rules.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has therefore established a full valuation allowance.

Authorized Capital

The Company is authorized to issue 200,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value, of which 3,500,000 shares have been designated as Series A Cumulative Convertible Preferred Stock and 50,000 shares have been designated as Series B Cumulative Convertible Preferred Stock. The holders of the Company’s common stock are entitled to one vote per share.  Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding down of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Preferred Stock

Series A Preferred Stock

On December 16, 2011, the Company sold 1,200,000 shares of its Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and five-year common stock purchase warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “Series A Warrants”) in a private placement to accredited investors (the “December 2011 Private Placement”) for aggregate cash proceeds of $1,200,000.

In addition, as part of the Private Placement, the holders of the Debentures in an aggregate principal amount of $1,000,000 converted such Debentures in full into 1,000,000 shares of Series A Preferred Stock. These investors also received Series A Warrants to purchase an aggregate of 1,000,000 shares of common stock. The Series A Warrants and the underlying common stock are subject to certain registration rights, upon the request of the holders.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ (Deficiency) Equity (continued)

Preferred Stock (continued)

Series A Preferred Stock (continued)

At any time prior to the third anniversary of the initial date of issuance, any holder of the Series A Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock. The initial conversion price of each share of Series A Preferred Stock is $1.00, and each share of Series A Preferred Stock is initially convertible into one share of the Company's common stock. Upon the third anniversary of the date of issuance, each share of Series A Preferred Stock still outstanding, unless there is an event of default (as defined), the Company has the option of redeeming the then outstanding Series A Preferred Stock in whole or in part in increments of not less than $500,000 of stated value.

The “conversion price” of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock, as well as certain protection for subsequent issuances of convertible or equity securities at prices more favorable than the stipulated conversion price. Since the host Convertible Preferred instrument is deemed to be an equity instrument, the conversion option is considered to have economic characteristics and risks that are clearly and closely related to the host contract and the embedded conversion option has not been bifurcated from the host instrument.

The exercise price of the Series A Warrants is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock, as well as certain protection for subsequent issuances of equity securities at prices more favorable than the stipulated exercise price. The Company determined that the warrants, as originally issued, did not contain fixed settlement provisions because the exercise price was subject to adjustment based on certain subsequent equity issuances. As such, the Company was required to record the warrants as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2012.

The Company valued the Series A Warrants issued in connection with the December 2011 Private Placement and accordingly, recorded a $550,000 liability relating to the fair value of the warrants on the date of issuance.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ (Deficiency) Equity (continued)

Preferred Stock (continued)

Series A Preferred Stock (continued)

In connection with the Series A Preferred Stock, the Company incurred costs with third-parties of approximately $112,000 and issued 120,000 warrants to its placement agent to purchase shares of common stock with a five- year term at an exercise price of $1.50 per share as consideration for investors introduced to the Company. The warrants had a fair value of $30,000 on the date of issuance based on using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula.

The fair values of the warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula completed using the following weighted average assumptions:

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

Each share of Series A Preferred Stock will accrue cumulative dividends at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series A Preferred Stock until paid. As of December 31, 2012 and for the period from August 4, 2011 (inception) to December 31, 2012, accrued dividends for the Series A Preferred Stock was $176,579 and $183,812, respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock, plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro-rata among the shares of Series A Preferred Stock. As of December 31, 2012, the liquidation value of the Series A Preferred Stock was $2,383,812.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ (Deficiency) Equity (continued)

Preferred Stock (continued)

Series B Preferred Stock

On October 10, 2012, the Company sold 3,099 shares of its Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) and five-year common stock purchase warrants to purchase 309,900 shares of the Company’s common stock at an exercise price of $2.62 per share (the “Series B Warrants”) in a private placement to accredited investors (the “October 2012 Private Placement”) for aggregate cash proceeds of $542,325.

At any time prior to the third anniversary of the initial date of issuance, any holder of the Series B Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock. The initial conversion price of each share of Series B Preferred Stock is $175.00, and each share of Series B Preferred Stock is initially convertible into one hundred shares of the Company's common stock. Upon the third anniversary of the date of issuance, each share of Series B Preferred Stock still outstanding, unless there is an event of default (as defined), will automatically convert into shares of Common Stock at an initial conversion ratio of 100:1.

The “conversion price” of the Series B Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company's common stock, as well as certain protection for subsequent issuances of convertible or equity securities at prices more favorable than the stipulated conversion price. Since the host Convertible Preferred instrument is deemed to be an equity instrument, the conversion option is considered have economic characteristics and risks that are clearly and closely related to the host contract and the embedded conversion option has not been bifurcated from the host instrument.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Preferred Stock (continued)

Series B Preferred Stock (continued)

The exercise price of the Series B Warrants is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split, stock dividend or combination of the Company’s common stock, as well as certain protection for subsequent issuances of equity securities at prices more favorable than the stipulated exercise price. The Company determined that the warrants, as originally issued, did not contain fixed settlement provisions because the exercise price was subject to adjustment based on certain subsequent equity issuances. As such, the Company was required to record the warrants which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2012.

The Company valued the Series B Warrants issued in connection with the Private Placement and accordingly, recorded a $83,673 liability relating to the fair value of the warrants on the date of issuance. The fair value of these warrants on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula with the following weighted average assumptions:

Dividend Yield	0.00%
Volatility	95.00%
Risk-free Interest Rate	0.66-0.72%
Expected Lives	4.78 years
Weighted Average Fair Value per Warrant	0.25%
Warrants Issued	309,900
Aggregate Grant Date Fair Value	$83,673

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

As of December 31, 2012, the fair value of the warrants from the date of issuance (October 10, 2012), decreased by $3,099 and was recorded as an adjustment to warrant liability in the consolidated financial statements.

Each share of Series B Preferred Stock will accrue, on a pari passu basis with holders of the Series A Preferred Stock, cumulative dividends at a rate of 12% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series B Preferred Stock until paid. As of December 31, 2012, accrued dividends for the Series B Preferred Stock was $14,620.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Preferred Stock (continued)

Series B Preferred Stock (continued)

Upon any liquidation of the Company, the holders of the Series B Preferred Stock will be entitled to be paid on a pari passu basis with holders of the Series A Preferred Stock, prior to the common stock or any other securities that by their terms are junior to the Series B Preferred Stock, the original issue price of the Series B Preferred Stock, plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro-rata among the shares of Series B Preferred Stock on a pari passu basis with holders of the Series A Preferred Stock. As of December 31, 2012, the liquidation value of the Series B Preferred Stock was $556,945.

In connection with the Series B Preferred Stock, the Company incurred costs with third-parties of approximately $28,222.

Common Stock

In August and September 2011, the Company sold 10,300,000 shares of common stock to its founders for aggregate cash proceeds of $10,300.

In August 2011, the Company acquired a technology patent from a party related to a stockholder in exchange for 1,650,000 shares of common stock. In accordance with ASC 845-1-S99 (“Transfers of Non-Monetary Assets from Promoters or Shareholders”), the transaction was recorded at the individual’s historical cost basis. Because no records exist to support the individual’s historical cost basis, the patent has been recorded at the par value of the stock issuable aggregating $1,650. Such amount has been recorded as an intangible asset as of December 31, 2011.

In December 2011, the Company sold 200,000 shares of common stock to an officer at par value aggregating $200.

In August 2012, the Company entered into a six-month agreement with a consultant to provide investor relations services. Pursuant to the agreement the Company agreed to issue 35,000 common stock shares as part of the compensation to the consultant. As of December 31, 2012, the Company recorded an expense relating to the shares of $20,650 as General and Administrative Expenses in the accompanying consolidated statement of operations.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

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

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Options (continued)

In October 2012, as part of an employment agreement entered into with the Company’s President, Chief Executive Officer and Chief Financial Officer (see Note 7), the Company issued stock options to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $1.55 per share, which was the closing sale price of the Company’s common stock on the date the Agreement was executed; 250,000 of such options were fully vested upon execution of the Agreement, 250,000 options shall vest on December 31, 2012 and the remaining shall vest based upon the Company meeting certain Performance Measurements as defined. Each option is exercisable for a period of four years from the date of vesting of the options. The fair value of the vested options not subject to performance criteria are $76,392 based on the Black-Scholes option pricing model. As of December 31, 2012, such performance measurements have not been met and 1,200,000 options have not vested.

As of December 31, 2012, there was $3,812 of total unrecognized compensation expense related to unvested employee stock options not subject to performance criteria.  This expense is expected to be recognized over a remaining weighted-average period of approximately 1.32 years.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry. The Company estimated forfeitures related to option grants at an annual rate of 0% per year for options granted during the year ended December 31, 2012. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Options (continued)

The following assumptions were used in estimating the fair value of stock options granted during the year ended December 31, 2012:

Weighted Average Exercise Price	$1.62
Expected Life	2 - 5 years
Volatility	50.0%
Dividend Yield	0%
Risk-free interest rate	0.41%

A summary of the Company’s options outstanding and exercisable as of December 31, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance – January 1, 2012	-	-	-
Granted	2,000,000	1.62	5.18
Exercised	-
Cancelled	-
Balance – December 31, 2012	2,000,000	1.62	5.18	$—
Balance – December 31, 2012 (exercisable)	650,000	1.66	3.81	$—

Options outstanding at December 31, 2012 have an exercise price of $1.55 to $2.30 per share.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ (Deficiency) Equity (continued)

Warrants

The following table summarizes the Company’s warrant activity through December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Warrants outstanding at August 4, 2011 (Inception)	—	—	—
Granted	2,320,000	$1.50	4.75

Warrants outstanding at December 31, 2011	2,320,000	$1.50	4.75

Granted	309,900	$2.62	4.78
Expired	—	—
Exercised	—	—	—

Warrants outstanding at December 31, 2012	2,629,900	$1.63	4.06	$—
Warrants outstanding at December 31, 2012 (exercisable)	2,629,900	$1.63	4.06	$—

Note 7 - Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2012 and 2011.

Operating Leases

On November 21, 2011, the Company entered into a commercial lease agreement in West Palm Beach, Florida under a one-year operating lease that commenced on December 1, 2011 at the rate of $975 per month.

On December 10, 2012, the Company entered into a commercial lease agreement in West Palm Beach, Florida under a six month operating lease that commenced on December 1, 2012 at the rate of $975 per month.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (continued)

Operating Leases (continued)

On May 25, 2012, the Company entered into a commercial lease agreement in Rome, Italy under a one-year operating lease that commenced on June 1, 2012 at the rate of approximately $1,300 per month.

Aggregate rent expense for the years ended December 31, 2012 and 2011 was $9,180 and $0, respectively. Aggregate rent expense for the period from August 4, 2011 (inception) to December 31, 2012 was $9,180.

Employment and Separation Agreements

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

In June 2012, the Company entered into a Separation and General Release Agreement with its President, Chief Executive Officer and Director (the “Officer”). Pursuant to the agreement the Company paid the Officer a one-time cash payment of $21,513, representing amounts due under the Officer’s employment agreement and the reimbursement of certain expenses. The Company also issued the Officer 40,000 shares of the Company’s restricted common stock valued at $23,600, based on the fair value of the shares on the date of the agreement.

On October 19, 2012, the Company announced that David W. Todhunter was appointed as the Company’s President and Chief Executive Officer in addition to being the Company’s Chief Financial Officer and entered into a new Employment Agreement (the “Agreement”). The Agreement will initially expire on December 31, 2015. Under the terms of the Agreement, Mr. Todhunter will receive an initial annual base salary of $126,000 until March 31, 2013 with future salary adjustments subject to certain terms and conditions. In addition, Mr. Todhunter will be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of the Board of Directors of up to fifty (50%) percent of his annual salary. Upon execution of the Agreement, Mr. Todhunter was also issued certain stock options (See Note 6).

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (continued)

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

On December 1, 2011, the Company entered into an investor relations consulting agreement with Brooke Capital Investments, LLC (“Brooke”), pursuant to which Brooke agreed to provide the Company with investor relations consulting services for six months in exchange for $500,000, of which $250,000 is to be paid upon consummation of the a qualified financing, as defined, and the balance of which is due thirty (30) days thereafter. The initial payment was paid subsequent to consumation of the qualified financing. Although the agreement has not been modified, the additional payment has not yet ocurred as a result in a delay in the commencement of services to be performed.

On November 6, 2012, the Company entered into a three-year consulting service agreement with Dr. Francesca del Vecchio, pursuant to which Dr. del Vecchio will continue to lead and manage all research and development activities in connection with the Company’s BeesVita Plus™ and other products. During the first year of the Consulting Agreement, Dr. del Vecchio will be paid $7,750 per month. Dr. del Vecchio’s compensation for the two remaining years of the Consulting Agreement will be determined by the mutual consent of the Company and Dr. del Vecchio.

Note 8 – Subsequent events

On February 12, 2013, pursuant to terms of consulting agreement, the Company issued 10,000 shares of common stock as part of compensation for services rendered. The fair value of the shares issued was $5,800, based on the fair value of the shares on the date of the date issued.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Subsequent events (continued)

On March 13, 2013, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company issued a 15% Senior Secured Convertible Note (the “Note”) in the principal amount of $210,000. The Note bears interest at the rate of 15% per annum, componded quarterly. Principal and accrued interest on the Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $1.50 per share. Principal and accrued interest on the Note is due and payable twenty-four (24) months from the date of the Purchase Agreement. The Note is secured by a first lien and security interest in all of the assets of the Company and its wholly-owned subsidiary, BeesFree USA, Inc., pursuant to the terms of a certain Security Agreement, dated as of March 13, 2013 (the “Security Agreement”). The Investor also received a Warrant exercisable for a period of five years from issuance to purchase 1,400,000 shares of the Company’s Common Stock (the “Warrant Shares”). The initial exercise price of the Warrant is $1.50 per share, subject to adjustment.

