Form 10-Q
period 2013-03-31
BeesFree, Inc.
filed 2013-05-21
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 17, 2013, the registrant had 16,235,000 shares of common stock, $0.001 par value, issued and outstanding.

Table of Contents

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and for the Period from August 4, 2011 (Inception) to March 31, 2013	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and for the Period from August 4, 2011 (Inception) to March 31, 2013	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures	17

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	Mine Safety Disclosures.	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

Signatures.		20

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
Assets

Current Assets
Cash	$81,478	$42,948
Prepaid expenses	53,710	97,541

Total Current Assets	135,188	140,489

Intangible assets	1,650	1,650
Deposit	3,125	3,125

Total Assets	$139,963	$145,264

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued expenses	$199,238	$86,180
Share issuance liability	-	5,800
Accrued dividends on preferred stock	262,222	198,432
Derivative liabilities	415,089	730,174
Total Current Liabilities	876,549	1,020,586

Convertible note payable (net of debt discount of $167,954 as of March 31, 2013 )	42,046	-

Total Liabilities	918,595	1,020,586

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized in the following classes:
Series A Cumulative Convertible Preferred Stock, $1 stated value, 3,500,000 shares designated; 2,200,000 shares issued and outstanding (aggregate liquidation preference $2,431,332 and $2,383,812 as of March 31, 2013 and December 31, 2012, respectively)	2,200	2,200
Series B Cumulative Convertible Preferred Stock, $175 stated value, 50,000 shares designated; 3,099 shares issued and outstanding (aggregate liquidation preference $573,215 and $556,945 as of March 31, 2013 and December 31, 2012, respectively)	3	3
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,235,000 and 16,225,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	16,235	16,225
Additional paid-in-capital	2,067,297	2,059,872
Deficit accumulated during the development stage	(2,864,367)	(2,953,622)

Total Stockholders' Deficiency	(778,632)	(875,322)

Total Liabilities and Stockholders' Deficiency	$139,963	$145,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Period from August 4, 2011 (Inception) to March 31,
	2013	2012	2013

Revenue	$-	$-	$—

Operating Expenses
Research and development expenses	65,344	22,500	491,594
Merger expenses	-	-	415,000
General and administrative expenses	263,075	444,879	2,110,514

Total Operating Expenses	328,419	467,379	3,017,108

Change in fair value of derivative liabilities	487,285	23,200	420,784

Interest expense	(5,821)	-	(5,821)

Net Income (Loss)	$153,045	$(444,179)	$(2,602,145)

Dividends to Preferred Stockholders	(63,790)	(44,000)	(262,222)

Net Income (Loss) Attributable to Common Stockholders	$89,255	$(488,179)	$(2,864,367)

Basic and Diluted Net Income (Loss) per Share	$0.01	$(0.03)

Weighted Average Number of Shares Outstanding - basic and diluted	16,230,222	16,150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Period from August 4, 2011 (Inception) to March 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net income (loss)	$153,045	(444,179)	$(2,602,145)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred debt discount	4,246	—	4,246
Stock-based compensation	1,636	—	134,931
Change in fair value of warrants	(487,285)	(23,200)	(420,784)
Changes in operating assets and liabilities:
Deposits	—	(975)	(3,125)
Prepaid expenses and other assets	43,831	(1,967)	(53,710)
Accounts payable and accrued expenses	113,057	25,739	199,236
Total Adjustments	(324,515)	(403)	(139,206)

Net Cash Used in Operating Activities	(171,470)	(444,582)	(2,741,351)

Net Cash From Investing Activities	—	—	—

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	—	—	1,000,000
Proceeds from sale of convertible preferred stock, net of costs	—	—	1,714,104
Proceeds from sale of convertible note payable	210,000	—	210,000
Fees paid to third-parties in connection with sale of convertible preferred stock	—	—	(111,775)
Proceeds from issuance of founders' common stock	—	—	10,300
Proceeds from sale of common stock	—	—	200

Net Cash Provided by Financing Activities	210,000	—	2,822,829

Net (Decrease) Increase in Cash	38,530	(444,582)	81,478

Cash - Beginning	42,948	1,053,379	—

Cash - Ending	$81,478	$608,797	$81,478

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock	$-	$-	$1,000,000
Warrants issued in connection with convertible preferred stock	$-	$-	$663,673
Warrants issued in connection with convertible notes payable	$168,000	$-	$168,000
Fair value of conversion option	$4,200	$-	$4,200
Dividends accrued on convertible preferred stock	$63,790	$44,000	$262,222
Settlement of share issuance liability	$5,800	$-	$5,800
Shares issued relating to merger recapitalization	$-	$-	$4,000
Shares issued related to acquisition of intangible asset	$-	$-	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

BeesFree, Inc. (and including its subsidiaries, “BeesFree” or the “Company”) is a development stage company which has developed a proprietary composite food supplement for honeybees, BeesVita PlusTM, that prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. The Company’s goal is to initially sell products directly to large beekeepers in the United States, Europe and Argentina. The Company has not commenced principal operations of selling its product, nor has it generated any revenues from operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2013, for the three months ended March 31, 2013 and 2012, and for the period from August 4, 2011 (inception) to March 31, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the period from August 4, 2011 (inception) to December 31, 2012, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 29, 2013.

Note 2 - Going Concern and Management Liquidity Plans

The Company is currently in the development stage, has not yet generated any revenues, and has incurred net losses since inception. As of March 31, 2013, the Company had cash of approximately $81,000 and a working capital deficiency of approximately $741,000.  The Company believes that its current cash on hand will be sufficient to fund its projecting operating requirements only through May 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, proceeds from the issuance of convertible debentures, the sale of preferred stock and warrants in private placements and the sale of a convertible secured note. The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Going Concern and Management Liquidity Plans (continued)

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of BeesFree, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, stock-based compensation, derivative liabilities and the valuation allowance relating to the Company’s deferred tax assets.

Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of March 31, 2013 and 2012 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater then the average market price of the common stock during the period.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Net Income (Loss) per Share (continued)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2013	March 31, 2012
Warrants to purchase common stock	4,029,900	2,320,000
Options to purchase common stock	2,000,000	-
Shares issuable upon conversion of convertible note	140,000	-
Series A Convertible Preferred Stock	2,200,000	2,200,000
Series B Convertible Preferred Stock	361,550	-

Totals	8,731,450	4,520,000

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity. (for example, cash flow modeling inputs based on assumptions)

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (Continued)

Financial liabilities as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis are summarized below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$415,089	$—	$—	$415,089

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$730,174	$—	$—	$730,174

The Company determined that the warrants issued in connection with Preferred Stock financing transactions in December 2011 and October 2012 and the conversion option related to a convertible note (See Note 4) did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise prices were subject to adjustment based on certain subsequent equity issuances. Accordingly, the Company was required to record the warrants and conversion option as liabilities and mark to market all such derivatives to fair value each reporting period. Such instruments were classified within Level 3 of the valuation hierarchy.

The fair value of the warrants and the conversion option on the issuance date was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula with the following weighted average assumptions:

Dividend Yield	0.00%
Volatility	100.00%
Risk-free Interest Rate	0.27-0.89%
Expected Lives	2.0 – 5.0 years

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

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer. Currently, Joseph N. Fasciglione serves as both Interim Chief Financial Officer and Interim Chief Executive Officer.

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

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Warrants on the Company’s consolidated statements of operations. From August 4, 2011 (inception) to March 31, 2013, there were no transfers between levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2013:

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (Continued)

2013
Balance - Beginning of period	$730,174
Aggregate fair value of derivative instruments issued	172,200
Change in fair value of warrants	(487,285)

Balance - End of period	$415,089

Subsequent events

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

Note 4 – Senior Secured Convertible Note

On March 13, 2013, the Company entered into a Senior Secured Convertible Note agreement (the “Note”) with an investor in the principal amount of $210,000. The Note is collateralized by all of the assets of the Company and bears interest at a rate of 15% per annum, compounded quarterly. Principal and accrued interest on the Note is convertible into shares of the Company’s common stock at an initial conversion price of $1.50 per share (“Initial Conversion Price”). Principal and accrued interest on the Note is due and payable twenty-four (24) months from the date of the Purchase Agreement (the “Maturity Date”). The investor also received a Warrant exercisable for a period of five years from issuance to purchase 1,400,000 shares of the Company’s Common Stock (the “Warrant Shares”) at an initial exercise price of $1.50 per share. The warrant contains certain cashless exercise provisions. The Note and Warrant Shares are subject to certain registration rights.

The Initial Conversion Price and the exercise price of the Warrant Shares are subject to full-ratchet price protection in the event that the Company issues or sells, or is deemed to have issued or sold, subject to certain standard exceptions, any shares of its common stock or securities convertible into common stock for consideration per share less than the Initial Conversion Price. As such, the Company determined that the conversion option and warrants, as originally issued, did not contain fixed settlement provisions due to price protection adjustments based on certain subsequent equity issuances. As such, the Company was required to record the conversion option and warrants as derivative liabilities and mark to market all such derivatives to fair value each reporting period through March 31, 2013.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Senior Secured Convertible Note (Continued)

The gross proceeds of the convertible note in the amount of $210,000 were recorded net of a debt discount of $172,200. The debt discount consisted of $168,000 related to the fair value of the warrants and $4,200 related to the fair value of the embedded conversion option. The warrants and conversion option were valued using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula. (See Note 3) The debt discount of $172,200 is being accreted over the term of the note. Accordingly, the Company recorded a charge of $4,246 to interest expense for the three months ended March 31, 2013. The change in fair value of the derivative liabilities related to the Note were deemed de minimus to the condensed consoldiated financial statements from the date of issuance (March 13, 2013) to March 31, 2013.

Note 5 – Stockholders’ Deficiency

Options

The Company recorded $1,636 and $134,931 of stock based compensation expense for the three months ended March 31, 2013 and for the period from August 4, 2011 (Inception) to March 31, 2013, respectively.  As of March 31, 2013, there was $2,237 of total unrecognized compensation expense related to unvested employee stock options not subject to performance criteria.  This expense is expected to be recognized over a remaining weighted-average period of approximately 0.26 years.

Preferred Stock

During the three months ended March 31, 2013, the Company issued a Senior Secured Convertible Note Agreement with an initial conversion price of $1.50 per share (see Note 4).  Accordingly, due to certain ratchet provisions, the Company reduced the per share conversion price of certain previously issued shares of Series B Convertible Preferred Stock from $1.75 to $1.50.  As of March 31, 2013, the Company’s Series B Convertible Preferred Stock is convertible into 361,550 shares of common stock.  Since the host Series B Convertible Preferred instrument was deemed to be an equity instrument, the conversion option was considered to have economic characteristics and risks that are clearly and closely related to the host contract and the embedded conversion option was not been bifurcated from the host instrument.

Note 6 – Commitments, Agreements and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2013.

Consulting Agreements

On February 12, 2013, pursuant to terms of consulting agreement, the Company issued 10,000 shares of of common stock as part of compensation for services rendered. The fair value of the shares issued was $5,800, based on the fair value of the shares on the date of the date issued.

Note 7 – Subsequent Events

On April 15, 2013, David W. Todhunter resigned as President, Chief Executive Officer, and Chief Financial Officer of the Company. Subsequently the Company announced that Juan Carlos Trabucco, a director of the Company, was appointed to serve as interim President and Chief Executive Officer and that Joseph N. Fasciglione, the Controller, Assistant Treasurer and Assistant Secretary of the Company, was appointed to serve as interim Chief Financial Officer.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Subsequent Events (Continued)

On April 17, 2013, Joseph Becker resigned as a director of the Company.

On May 13, 2013, Juan Carlos Trabucco, a director and the Interim President and Chief Executive Officer of BeesFree, Inc. (the “Company”), passed away. Subsequently, the Company appointed Joseph N. Fasciglione, the Company’s Interim Chief Financial Officer, to serve as Interim President and Chief Executive Officer of the Company pending the Company’s selection of a successor to serve as President and Chief Executive Officer.

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

We have incurred operating losses since inception and expect to incur additional operating losses in the future in connection with the development of our core products. As of March 31, 2013, we had a deficit accumulated during the development stage of $2,864,367 The operation and development of our business will require additional capital to fund our operations, research and development and other initiatives including business development activities in Argentina, Europe and other regions of the world.

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

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include the Company’s deferred tax asset, including a full valuation allowance, fair value of the Company’s derivative liabilities. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Critical Accounting Policies.” No changes have been made to these policies during the three months ended March 31, 2013.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, consulting fees and corporate support expenses such as legal and accounting expenses. Continued increases will also likely result from the additional hiring of operational, marketing and research personnel. Currently we have 1 full time employee.

Results of Operations

Comparison of the three months ended March 31, 2013 and the three months ended March 31, 2012

Research and Development Expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, our chemical compound, BeesFreeVita Plus™, and our dispenser, the Beespenser™. Research and development expenses were approximately $65,000 for the three months ended March 31, 2013, compared to approximately $23,000 for the three months ended March 31, 2012. The increase is primarily attributed to charges incurred for the testing of our product by an independent laboratory and rent for our lab facility in Italy. Research and development expenses are expensed as they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. General and administrative expenses were approximately $263,000 for the three months ended March 31, 2013, compared to $445,000 for the three months ended March 31, 2012. The decrease of $182,000 in 2013 over the prior period was primarily the result of a onetime consulting fee of $250,000 in the prior period offset by an an increase of $72,000 in travel and entertainment, marketing and financial expenses. We expect that our general and administrative expenses will increase as we incur additional costs to support the growth in our business.

Change in Fair Value of Derivative Liabilities

Gain on change in fair value of derivative liabilities was $487,285 for the three months ended March 31, 2013 compared to $23,000 for the three months ended March 31, 2012.  The carrying value of the derivative liabilities is calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies.

Interest Expense

Interest expense was approximately $6,000 for the three months ended March 31, 2013, compared to $-0- for the three months ended March 31, 2012. Interest expense consists of interest and the amortization of the deferred debt discount related to convertible notes.

Liquidity and Capital Resources

The Company is currently in the development stage, has not yet generated any revenues, and has incurred net losses since inception. As of March 31, 2013, the Company had cash of approximately $81,000 and a working capital deficiency of approximately $741,000.  The Company believes that its current cash on hand will be sufficient to fund its projecting operating requirements only through May 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, proceeds from the issuance of convertible debentures, the sale of preferred stock and warrants in private placements and the sale of a convertible secured note. The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

The condensed consolidated financial statements as of March 31, 2013 and for the periods then ended have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

In March 2013, we issued a secured convertible note and warrants to an accredited investor for gross proceeds of $210,000.

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

Cash Flows

Net cash used in operating activities was $171,470 for the three months ended March 31, 2013, primarily reflecting our net income of $153,045 which was primarily a result of a change in fair value of warrants of $487,245. In addition, there was an increase in prepaid expenses and other assets of $43,831 and increase in accounts payable and accrued expenses of $113,057.

The Company did not conduct any investing activities during the three months ended March 31, 2013.

Cash provided by financing activities for the three months ended March 31, 2013, was $210,000 from the issuance secured convertible note.

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the Company’s evaluation, management concluded that due to the small size of its staff the Company’s, the lack of an audit committee of the board of directors or other independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company, the disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our interim principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of March 31, 2013.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Principal Executive Officer and Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this report present fairly, in all material respects, our business, financial condition and results of operations.

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

As of March 31, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. We have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the Company’s periodic reports has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2013, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as discussed below. The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. The Company believes that the implementation of plans for remediation of material weaknesses, referenced in the above section, will assist in improving internal controls over financial reporting.

On April 15, 2013, David W. Todhunter resigned as President, Chief Executive Officer, and Chief Financial Officer of the Company. Subsequently the Company announced that Juan Carlos Trabucco, a director of the Company, was appointed to serve as interim President and Chief Executive Officer and that Joseph N. Fasciglione, the Controller, Assistant Treasurer and Assistant Secretary of the Company, was appointed to serve as interim Chief Financial Officer.

On May 13, 2013, Juan Carlos Trabucco, a director and the Interim President and Chief Executive Officer of BeesFree, Inc. (the “Company”), passed away. Subsequently, the Company appointed Joseph N. Fasciglione, the Company’s Interim Chief Financial Officer, to serve as Interim President and Chief Executive Officer of the Company pending the Company’s selection of a successor to serve as President and Chief Executive Officer. Currently, Mr. Fasciglione is the Company’s only employee.

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

There were no sales of unregistered equity securities during the quarter ended March 31, 2013.

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

BeesFree, Inc

Date:	May 20, 2013	By:	/s/ Joseph N. Fasciglione
Interim Chief Executive Officer
Interim Principal Executive Officer

Date:	May 20, 2013	By:	s/ Joseph N. Fasciglione
Interim Chief Financial Officer and
Interim Principal Accounting Officer

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

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

