Form 10-Q
period 2013-09-30
BeesFree, Inc.
filed 2013-11-14
CIK 1432139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, the registrant had 16,344,728 shares of common stock, $0.001 par value, issued and outstanding.

Table of Contents

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from August 4, 2011 (Inception) to September 30, 2013	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and for the Period from August 4, 2011 (Inception) to September 30, 2013	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3. Qualitative and Quantitative Disclosures About Market Risk.	19

Item 4. Controls and Procedures	19

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.	21

Item 1A. Risk Factors.	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3. Defaults Upon Senior Securities.	21

Item 4. Mine Safety Disclosures.	21

Item 5. Other Information.	21

Item 6. Exhibits.	21

Signatures.	22

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
Assets

Current Assets
Cash	$83,609	$42,948
Prepaid expenses	65,953	97,541

Total Current Assets	149,562	140,489

Intangible assets	1,650	1,650
Deposit	3,125	3,125

Total Assets	$154,337	$145,264

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued expenses	$126,332	$86,180
Share issuance liability	-	5,800
Accrued dividends on preferred stock	375,753	198,432
Derivative liabilities	1,138,854	730,174
Total Current Liabilities	1,640,939	1,020,586

Convertible note payable (net of debt discount of $348,219 as of September 30, 2013)	386,781	-

Total Liabilities	2,027,720	1,020,586

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized in the following classes:
Series A Cumulative Convertible Preferred Stock, $1 stated value, 3,500,000 shares designated; 2,100,000 and 2,200,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012 respectively (aggregate liquidation preference $2,411,536 and $2,383,812 as of September 30, 2013 and December 31, 2012, respectively)	2,100	2,200
Series B Cumulative Convertible Preferred Stock, $175 stated value, 50,000 shares designated; 3,099 shares issued and outstanding (aggregate liquidation preference $605,755 and $556,945 as of September 30, 2013 and December 31, 2012, respectively)	3	3
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,344,728 and 16,225,000 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	16,345	16,225
Additional paid-in-capital	2,077,622	2,059,872
Deficit accumulated during the development stage	(3,969,453)	(2,953,622)

Total Stockholders' Deficiency	(1,873,383)	(875,322)

Total Liabilities and Stockholders' Deficiency	$154,337	$145,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Period from August 4, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Research and development expenses	39,120	72,411	117,330	147,346	543,580
Merger expenses	-	-	-	-	415,000
General and administrative expenses	183,665	300,151	611,475	1,013,229	2,458,914

Total Operating Expenses	222,785	372,562	728,805	1,160,575	3,417,494

Change in fair value of derivative liabilities	(557,184)	(139,200)	29,695	(116,000)	(36,806)

Interest expense	(88,554)	-	(129,672)	-	(129,672)

Net Loss	$(868,523)	$(511,762)	$(828,782)	$(1,276,575)	$(3,583,972)

Dividends to Preferred Stockholders	(61,629)	(44,000)	(187,049)	(132,000)	(385,481)

Net Loss Attributable to Common Stockholders	$(930,152)	$(555,762)	$(1,015,831)	$(1,408,575)	$(3,969,453)

Basic and Diluted Net Loss per Share	$(0.06)	$(0.03)	$(0.06)	$(0.09)

Weighted Average Number of Shares Outstanding - basic and diluted	16,324,452	16,186,087	16,263,570	16,162,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period from August 4, 2011 (Inception) to September 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(828,782)	(1,276,575)	$(3,583,972)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred debt discount	90,156	—	90,156
Stock-based compensation	2,242	49,506	135,537
Change in fair value of derivative liabilities	(29,695)	116,000	36,806
Changes in operating assets and liabilities:
Deposits	—	(975)	(3,125)
Prepaid expenses	31,588	(72,464)	(65,953)
Accounts payable and accrued expenses	40,152	144,029	126,331
Total Adjustments	134,443	236,096	319,752

Net Cash Used in Operating Activities	(694,339)	(1,040,479)	(3,264,220)

Net Cash From Investing Activities	—	—	—

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	735,000	—	1,735,000
Proceeds from sale of convertible preferred stock, net of costs	—	—	1,714,104
Fees paid to third-parties in connection with sale of convertible preferred stock	—	—	(111,775)
Proceeds from issuance of founders' common stock	—	—	10,300
Proceeds from sale of common stock	—	—	200

Net Cash Provided by Financing Activities	735,000	—	3,347,829

Net (Decrease) Increase in Cash	40,661	(1,040,479)	83,609

Cash - Beginning	42,948	1,053,379	—

Cash - Ending	$83,609	$12,900	$83,609

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock	$-	$-	$1,000,000
Warrants issued in connection with convertible preferred stock	$-	$-	$663,673
Conversion of accrued dividends into common stock	$9,728	$-	$9,728
Warrants issued in connection with convertible notes payable	$430,500	$-	$430,500
Fair value of conversion option issued in connection with convertible note payable	$7,875	$-	$7,875
Dividends accrued on convertible preferred stock	$187,049	$132,000	$385,481
Settlement of share issuance liability	$5,800	$-	$5,800
Shares issued relating to merger recapitalization	$-	$-	$4,000
Shares issued related to acquisition of intangible asset	$-	$-	$1,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

BeesFree, Inc. (collectively with its subsidiaries, “BeesFree” or the “Company”) is a development stage company which has developed a proprietary composite food supplement for honeybees, BeesVita PlusTM, that it believes prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. The Company’s goal is to initially sell products directly to large beekeepers in the United States, Europe and Argentina. The Company has not commenced principal operations of selling its product, nor has it generated any revenues from operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2013, for the three months and nine months ended September 30, 2013 and 2012, and for the period from August 4, 2011 (inception) to September 30, 2013. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.

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

Note 2 - Going Concern and Management Liquidity Plans

The Company is currently in the development stage, has not yet generated any revenues, and has incurred net losses since inception. As of September 30, 2013, the Company had cash of approximately $84,000 and a working capital deficiency of approximately $1,491,000. The Company believes that its current cash on hand will only be sufficient to fund its projecting operating requirements to the end of November 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Going Concern and Management Liquidity Plans (continued)

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Net Loss per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of September 30, 2013 and 2012 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Net Income (Loss) per Share (continued)

	September 30, 2013	September 30, 2012
Warrants to purchase common stock	9,979,900	2,320,000
Options to purchase common stock	787,500	-
Shares issuable upon conversion of convertible notes and accrued interest	516,344	-
Series A Convertible Preferred Stock	2,411,536	2,200,000
Series B Convertible Preferred Stock	403,837	-

Totals	14,099,117	4,520,000

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

Financial liabilities as of September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis are summarized below:

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$1,138,854	$—	$—	$1,138,854

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$730,174	$—	$—	$730,174

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

The fair value of the warrants and the conversion option was calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula with the following weighted average assumptions during the nine months ended September 30, 2013:

Dividend Yield	0.00%
Volatility	125.00%
Risk-free Interest Rate	0.73-1.21%
Expected Lives	1.5 – 4.75 years

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

Level 3 liabilities consist of derivative liabilities and are valued using unobservable inputs to the valuation methodology that are significant to the measurement of fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures.

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

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the warrant. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of derivative liabilities on the Company’s condensed consolidated statements of operations. From August 4, 2011 (inception) to September 30, 2013, there were no transfers between levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended September 30, 2013:

2013
Balance - Beginning of period	$730,174
Derivative instruments issued	438,375
Change in fair value of derivative liabilities	(29,695)

Balance - End of period	$1,138,854

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Subsequent events

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

Note 4 – Senior Secured Convertible Notes

On March 13, 2013, (the “Initial Closing Date’), in connection with its offering of Senior Secured Convertible Notes (the “Notes”) the Company entered into a securities purchase agreement (the “Purchase Agreement”) and issued a Note to one investor in the principal amount of $210,000. The Notes are collateralized by all of the assets of the Company and bear interest at a rate of 15% per annum, compounded quarterly. Principal and accrued interest on the Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.50 per share (the “Initial Conversion Price”). Principal and accrued interest on the Notes are due and payable twenty-four (24) months from the date of the Purchase Agreement (the “Maturity Date”). The investor also initially received a warrant exercisable for a period of five years from issuance to purchase 1,400,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $1.50 per share. The warrant contains certain cashless exercise provisions. The Note and Warrant Shares are subject to certain registration rights. Subsequent to the Initial Closing Date, the Company revised the terms of the Offering to increase the number of warrants to 1,050,000 per $105,000 invested, and issued an additional 700,000 warrants to the investor. As a result of issuing the additional warrants, for the nine months ending September 30, 2013, the Company recorded a charge of $35,000 related to the modification of the note.

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

The Initial Conversion Price and the exercise price of the Warrant Shares are subject to full-ratchet price protection in the event that the Company issues or sells, or is deemed to have issued or sold, subject to certain standard exceptions, any shares of its common stock or securities convertible into common stock for consideration per share less than the Initial Conversion Price. As such, the Company determined that the conversion option and warrants, as originally issued, did not contain fixed settlement provisions due to price protection adjustments based on certain subsequent equity issuances. As such, the Company was required to record the conversion option and warrants as derivative liabilities and mark to market all such derivatives to fair value each reporting period through September 30, 2013.

The cumulative gross proceeds of the Notes in the amount of $735,000, for the nine months ending September 30, 2013, were recorded net of a debt discount of $438,375. The debt discount consisted of $430,500 related to the fair value of the warrants and $7,875 related to the fair value of the embedded conversion option. The warrants and conversion option were valued using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula and measured at fair value on a recurring basis through September 30, 2013 (See Note 3). The debt discount of $438,375 is being accreted over the term of the Notes. Accordingly, the Company recorded a charge of $60,560 and $90,156 to interest expense for the three months and nine months ended September 30, 2013, respectively.

Note 5 – Stockholders’ Deficiency

Options

The Company recorded $-0-, $2,242 and $135,537 of stock based compensation expense for the three and nine months ended September 30, 2013 and for the period from August 4, 2011 (Inception) to September 30, 2013, respectively. As of September 30, 2013, there was no unrecognized compensation expense related to unvested employee stock options not subject to performance criteria.

During the nine months ended September 30, 2013, the Company granted 75,000 options to purchase common stock to certain directors. The options have a 5 year term, vest over one year and have an aggregate grant date fair value of $5,310.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Stockholders’ Deficiency (Continued)

As a result of certain resignations, a total of 1,287,500 options to purchase common stock, issued to employees, were forfeited during the nine months ending September 30, 2013.

COMMON STOCK

In July 2013, pursuant to the terms of the Company’s Series A Cumulative Convertible Preferred Stock, the Company issued 109,728 shares of common stock as the result of a conversion of  100,000 shares of Series A Cumulative Convertible Preferred Stock, and accumulated dividends of $9,728.

PREFERRED STOCK

During the nine months ended September 30, 2013, the Company issued Senior Secured Convertible Notes with an initial conversion price of $1.50 per share (see Note 4). Due to certain ratchet provisions relating to the Company’s Series B Convertible Preferred Stock, the Company reduced the per share conversion price of certain previously issued shares of Series B Convertible Preferred Stock from $1.75 to $1.50. As of September 30, 2013, the Company’s issued and outstanding shares of Series B Convertible Preferred Stock are convertible into an aggregate 361,550 shares of common stock. Since the host Series B Convertible Preferred instrument was deemed to be an equity instrument, the conversion option was considered to have economic characteristics and risks that are clearly and closely related to the host contract and the embedded conversion option was not bifurcated from the host instrument.

Note 6 – Commitments, Agreements and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2013.

Consulting Agreements

On February 12, 2013, pursuant to terms of consulting agreement, the Company issued 10,000 shares of of common stock as part of compensation for services previously rendered. The fair value of the shares issued was $5,800, based on the fair value of the shares on the date issued.

management changes

On April 15, 2013, David W. Todhunter resigned as President, Chief Executive Officer and Chief Financial Officer of the Company. Subsequently, the Company announced that Juan Carlos Trabucco, a director of the Company, was appointed to serve as interim President and Chief Executive Officer and that Joseph N. Fasciglione, the Controller, Assistant Treasurer and Assistant Secretary of the Company, was appointed to serve as interim Chief Financial Officer.

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

Agreements

On August 2, 2013, the Company entered into a manufacturing agreement with a domestic agricultutral specialty products company for the production of the Bees Vita Plus supplement to be sold in the U.S. market. The agreement is cancelable at any time by either party with a 30 days notice.

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

We have developed a proprietary composite food supplement for honeybees, BeesVita PlusTM that we believe prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. Our goal is to initially sell our products directly to large beekeepers in the United States, Europe and Argentina.

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

We have incurred operating losses since inception and expect to incur additional operating losses in the future in connection with the development of our core products. As of September 30, 2013, we had a deficit accumulated during the development stage of $3,969,453. The operation and development of our business will require additional capital to fund our operations, research and development and other initiatives including business development activities in Argentina, Europe and other regions of the world.

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

For a description of our critical accounting policies which affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Critical Accounting Policies.” No changes have been made to these policies during the nine months ended September 30, 2013.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and the three months ended September 30, 2012

Research and Development Expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, our chemical compound, BeesFreeVita Plus™, and our dispenser, the Beespenser™ and lab facility rent. Research and development expenses were approximately $39,000 for the three months ended September 30, 2013, compared to approximately $72,000 for the three months ended September 30, 2012. The decrease of $33,000 is primarily attributed to a reduction of $26,000 in product development activity and reduction in consulting fees of $7,000 in current period. Research and development expenses are expensed as they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. General and administrative expenses were approximately $184,000 for the three months ended September 30, 2013, compared to $300,000 for the three months ended September 30, 2012. The decrease of $116,000 in 2013 over the prior period was primarily the result of reduction of $27,000 in payroll expense, reduction of $21,000 in consulting fees, reduction of $12,000 in travel expenses, reduction of $34,000 in shareholder services expenses, and reduction of $25,000 in software license expense from the prior period. We expect that our general and administrative expenses will increase as we incur additional costs to support the growth in our business.

Change in Fair Value of Derivative Liabilities

Loss on change in fair value of derivative liabilities was $557,184 for the three months ended September 30, 2013 compared to $139,200 for the three months ended September 30, 2012. The increase in the loss is primarily due to the increase in fair market value of warrants during the period.  The carrying value of the derivative liabilities is calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies.

Interest Expense

Interest expense was approximately $89,000 for the three months ended September 30, 2013, compared to $-0- for the three months ended September 30, 2012. Interest expense consists of interest and the amortization of the deferred debt discount related to convertible notes.

Comparison of the nine months ended September 30, 2013 and the nine months ended September 30, 2012

Research and Development Expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our patent, our chemical compound, BeesFreeVita Plus™, and our dispenser, the Beespenser™ and lab facility rent. Research and development expenses were approximately $117,000 for the nine months ended September 30, 2013, compared to approximately $147,000 for the nine months ended September 30, 2012. The decrease of $30,000 is primarily attributed to greater product development activity in the prior period. Research and development expenses are expensed as they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. General and administrative expenses were approximately $611,000 for the nine months ended September 30, 2013, compared to $1,013,000 for the nine months ended September 30, 2012. The decrease of $402,000 in 2013 over the prior period was primarily the result of decrease of a one-time consulting fee of $250,000, decrease of $122,000 in compensation expense, decrease of $20,000 in travel expenses, decrease of $14,000 in shareholder services, decrease of $12,000 in website maintenance services and a decrease of $19,000 in financial, legal and professional expenses. The decreases were partially offset by an increase of $35,000 in financial software leasing expenses. We expect that our general and administrative expenses will increase as we incur additional costs to support the growth in our business.

Change in Fair Value of Derivative Liabilities

Gain on change in fair value of derivative liabilities was $29,695 for the nine months ended September 30, 2013 compared to a loss of $116,000 for the nine months ended September 30, 2012.  The gain is due to the decrease in fair value of derivative liabilities during the period, offset by the loss on modification of a note in the amount of $35,000. The carrying value of the derivative liabilities is calculated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the remaining contractual term of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividend yield is projected at 0%, as the Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies.

Interest Expense

Interest expense was approximately $130,000 for the nine months ended September 30, 2013, compared to $-0- for the nine months ended September 30, 2012. Interest expense consists of interest and the amortization of the deferred debt discount related to convertible notes.

Liquidity and Capital Resources

We are currently in the development stage, have not yet generated any revenues, and have incurred net losses since inception. As of September 30, 2013, we had cash of approximately $84,000 and a working capital deficiency of approximately $1,491,000.  We believe that our current cash on hand will only be sufficient to fund our projected operating requirements to the end of November 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our primary source of operating funds since inception has been cash proceeds from the sale of convertible debentures, secured convertible notes and the sale of preferred stock and warrants in private placements. We intend to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to us, or will be sufficient to enable us to fully complete our development activities or sustain operations, if at all. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

The condensed consolidated financial statements as of September 30, 2013 and for the periods then ended have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

For the nine months ending September 30, 2013 we raised a total of $735,000 in gross proceeds from the sale of secured convertible notes. We will need to raise additional funding in order to finance our operations while we implement and execute our business plan, support expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses, or take advantage of unanticipated opportunities. There can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all. The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Cash Flows

Net cash used in operating activities was $694,339 for the nine months ended September 30, 2013, primarily reflecting our net loss of $828,782 offset by an increase in prepaid expenses of $31,588 and an by increase in accounts payable and accrued expenses of $40,152.

The Company did not conduct any investing activities during the nine months ended September 30, 2013.

Cash provided by financing activities for the nine months ended September 30, 2013, was $735,000 from the issuance of secured convertible notes.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the Company’s evaluation, management concluded that due to the small size of its staff, the lack of an audit committee of the board of directors or other independent body to oversee our internal controls over financial reporting and lack of segregation of duties due to the limited nature and resources of the Company, the disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our interim principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of September 30, 2013.

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

As of September 30, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. There is no segregation of duties within our company due to our having only one employee assigned to positions that involve the processing of financial information. Although we are aware of this problem, we believe (based on certain control mechanisms we have in place), that the risks associated with the lack of segregation of duties are currently insignificant. We have performed additional analyses and other post-closing procedures to ensure that our financial statements contained in this report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the Company’s periodic reports has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.   The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. The Company believes that the implementation of plans for remediation of material weaknesses, referenced in the above section, will assist in improving internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended September 30, 2013 that have not been previously reported by the Company on a Current Report on Form 8-K.

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

BeesFree, Inc

Date: November 14, 2013	By: /s/ Joseph N. Fasciglione
Interim Chief Executive Officer
Interim Principal Executive Officer

Date: November 14, 2013	By: /s/ Joseph N. Fasciglione
Interim Chief Financial Officer and
Interim Principal Accounting Officer

Exhibit No.	Exhibit Description

10.1	Manufacturing Contract, dated August 2, 2013, by and between the Company and Form-A-Feed Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

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

