Form 10-K
period 2013-12-31
BeesFree, Inc.
filed 2014-04-15
CIK 1432139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐  Large accelerated filer     ☐  Accelerated filer

☐  Non-accelerated filer     ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the Registrant’s Common Stock, par value $0.001 per share, held by non-affiliates of the Registrant as of June 28, 2013, was $1,593,350.

As of March 24, 2014, the number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding was 16,344,728.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) that involve numerous assumptions, risks and uncertainties, many of which are beyond our control. Because our common stock is considered to be “penny stock” under the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we may not rely on the safe harbor created by the PSLRA with respect to forward –looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors. Important factors that may cause actual results to differ from projections include without limitation:

•	our dependence on additional financing to continue as a going concern;

•	unexpected costs and operating deficits;

•	our lack of operating history;

•	our inability to generate revenues or profits from sales of our chemical compound and dispenser;

•	the efficacy of , and market acceptance of our products;

•	our inability to compete effectively in the beekeepers market;

•	governmental regulation and oversight, including our ability to qualify our chemical compound in various countries;

•	our ability to protect our technology through intellectual property rights; and

•	adverse results of any material legal proceedings.

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

ITEM 1. BUSINESS

We were incorporated on September 4, 2007, in the State of Nevada. BeesFree, Inc. (collectively with its subsidiaries, “BeesFree” or the “Company”) is a development stage company which has developed a proprietary composite nutritional food supplement for honeybees, BeesVita PlusTM, that it believes prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. The Company’s goal is to initially sell products directly to large beekeepers in the United States, Europe and Argentina and Turkey. The Company has not commenced principal operations of selling its product, nor has it generated any revenues from operations.

Our Business

We are a company focused on developing innovative solutions for the global beekeeping community. We have developed BeesVita PlusTM, a patent-pending composite nutritional food supplement for honey bees that we believe improves the bee’s general health and wellbeing by boosting the honey bee’s immune and defense system. We believe BeesVita PlusTM benefits honey bees by promoting brood rearing, increasing adult population, helping control Varroa and Nosema infestation and the spread of harmful viruses, all helping to prevent the occurrence of CCD. CCD is a world-wide phenomenon in which worker bees from a beehive or colony abruptly disappear, effectively killing the colony. It was first documented in late 2006 when beekeepers began reporting losses of 30-90% of their hives. We have also developed the BeespenserTM, a patent-pending automated external honey bee feeding system used to deliver BeesVita PlusTM.

We are a development stage enterprise.  Our primary activities have been focused on the development of our business plan, the filing of patents, the filing of applications for approval to sell our product in various countries, the development of an infrastructure to sell and deliver our product, and the raising of capital.  We have not commenced our principal operations, nor have we generated any revenues from our operations. We are currently facing a cash shortage which raises substantial doubt about our ability to implement our business plan and our ability to continue as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

We have incurred operating losses since inception and expect to incur operating losses in the future in connection with the development of our products and technology. As of December 31, 2013, we had an accumulated deficit of $4,424,630.

Business Opportunity/Market

The total economic value of insect pollination worldwide has been estimated to be over $200 billion, which represented 9.5% of the value of the world agricultural production used for human food in 2005.1 The Food and Agriculture Organization of the United Nations (FAO) has estimated that out of 100 crop species which provide 90% of the food worldwide, 71 of these are bee pollinated (mainly by wild bees).2 The production value of a ton of insect pollination dependent crop categories are on average five (5) times that of those which are non-insect pollination dependent.1

Honey bees (Apis Mellifera) are the most economically valuable pollinators of agricultural crops worldwide and are the only bee species kept commercially in the United States.3 The two primary uses of honey bees worldwide are for pollination and honey production.

1 Gallai N. et al., 2009 “ Economic valuation of the vulnerability of world agriculture confronted with pollinator decline”. Ecological Economics, 68:810-821, and referenced by United Nations Environment Programme (UNEP) 2010 - UNEP Emerging Issues: Global Honey Bee Colony Disorder and Other Threats to Insect Pollinators.

2 Food and Agricultural Organization of the U.N. at www.fao.org/ag/magazine/0512sp1.htm, and referenced by United Nations Environment Programme (UNEP) 2010 - UNEP Emerging Issues: Global Honey Bee Colony Disorder and Other Threats to Insect Pollinators.

3 Johnson, Renee, Specialist in Agricultural Policy, January 7, 2010, “Honey Bee Colony Collapse Disorder” Congressional Research Service. Other known pollinators are stingless bees, bumble bees, other bees, wasps, hover flies, other flies, beetles, thrips, ants, butterflies, moths, bats, hummingbirds, and other birds.

The monetary annual value of honey bees as commercial pollinators in the United States is estimated at about $15-20 billion.4 Bee pollination of agricultural crops is said to account for about one-third of the U.S. diet and to contribute to the production of a wide range of high-value fruits, vegetables, tree nuts, forage crops, some field crops, and other specialty crops.5

Staple crops (wheat, corn, rice) do not rely on insect pollination and are mostly wind pollinated. CCD is a worldwide phenomenon first reported in the winter of 2006-2007 whereby adult honey bees abruptly disappear from a hive, effectively causing the colony to die. In the years since CCD began to be reported, winter losses of honey bee colonies have been averaging around 33 percent. These overall losses exceed the historical rates of 10-15%. A material proportion of this increase is attributed to CCD.6 7

CCD appears to be a compounding synthesis of multiple stressors7:

•	Viruses such as Deformed Wing Virus;
•	Parasitic Mites such as Varroa Destructor;
•	Parasitic Fungi such as Nosema Ceranae;
•	Physiological Stress due to travel and industrialized pollination;
•	Pesticide Intoxications such as Neonicotinoids;
•	Varroa Destructor mite attached to a honey bee; and
•	Habitat Deterioration due to Monoculture Farming and Pollution.

Business Strategy

Our strategy is to initially focus on the markets that have the largest potential and that offer the quickest governmental approval. We are in the process of creating the necessary subsidiaries, obtaining any required registration or approvals, securing local manufacturing and developing a distribution strategy in the United States, Argentina, southern Europe and Turkey. Our ability to implement the various business strategies set forth herein will be dependent on addressing and remedying our severe cash shortages.

Argentina represents the most advanced progression to sustained commercial sales of our product and also many of the ingredients of a successful market development strategy:

•	The Company has excellent relationships with relevant government agencies.
•	An operational manufacturing partner.
•	Active distribution partner which has produced an initial order for $280k of BeesVita PlusTM, for which we will need additional funding in order to fill.
•	Collaborative relationship with a key beekeeper with whom we have conducted a successful test and now maintain a productive working dialogue concerning CCD in Argentina.
•	Seasoned local business consultant established in all aspects of our Argentinian interests.

4 R.A Morse and N.W. Calderone, “The Value of Honey Bees as Pollinators of U.S. Crops in 2000, March 2000, Cornell University, http://www.masterbeekeeper.org/pdf. and referenced by Johnson, Renee, Specialist in Agricultural Policy, January 7, 2010, “Honey Bee Colony Collapse Disorder” Congressional Research Service. Other known pollinators are stingless bees, bumble bees, other bees, wasps, hover flies, other flies, beetles, thrips, ants, butterflies, moths, bats, hummingbirds, and other birds. Other studies show a range of estimated values from $5.7 billion to $19 billion (see National Research Council, “Status of Pollinators in the North America”, 2006)

5 M. R. Berenbaum, University of Illinois, Statement before the Subcommittee on Horticulture and Organic Agriculture, U.S. House of Representatives, March 29, 2007, referenced by Johnson, Renee, Specialist in Agricultural Policy, January 7, 2010, “Honey Bee Colony Collapse Disorder” Congressional Research Service; J. Pettis, USDA’s ARS, interview with University Pennsylvania staff, January 23, 2007.

6 USDA Colony Collapse Disorder Progress Report, CCD Steering Committee, June 2012.

7 USDA Report on the National Stakeholders Conference on Honey Bee Health, National Honey Bee Health Stakeholder Conference Steering Committee, October 2012.

Marketing, Sales and Distribution

We intend to use multiple distribution channels to reach our customers. Distribution alternatives include independent regional and national distributors, direct sales, and web-based online sales. A direct sales force will be utilized to service the needs of the larger accounts which we consider to be beekeepers with more than 1,000 colonies. We will deliver our product to smaller beekeepers either through independent regional distributors or through a web based direct sales platform. One or more of these channels will be utilized in each country depending on the specific characteristics and needs of each market.

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

Patent Applications

On August 27, 2011, we acquired the full rights to BeesVita PlusTM and the BeespenserTM from Dr. Francesca del Vecchio in exchange for 1,650,000 shares of our common stock. We filed a patent with the Italian Patent Office (UIBM) and the Chamber of Commerce in Rome (in line with current Italian legislation) on August 26, 2011. In March 2012, we filed an international patent application covering all countries that belong to the Patent Cooperation Treaty (“PCT”). Individual national phase filings were completed in March 2014 for select countries.

Argentina is not a member of PCT. Consequently, on February 14, 2012, we filed a patent application in Argentina to protect our pending patent in Argentina.

Products

We believe that BeesVita PlusTM is the only supplemental food source that contains essential amino acids, lipids, minerals, essential oils and antioxidants. BeesVita PlusTM is designed to strengthen the honey bee thereby enabling the honey bee to withstand greater environmental toxins and stress. We believe BeesVita PlusTM benefits honey bees by promoting brood rearing, increasing adult bee population, helping control Varroa and Nosema infestations and the spread of harmful viruses, all helping to prevent the occurrence of CCD.

BeesVita PlusTM is organic, all-natural and possesses antimicrobial agents and compounds to fight the IIV Virus and its interaction with Nosema; components to contrast neonicotinoids side effects on bees; and other nutrients. All components were assessed by a third party consultant and are on the US FDA Generally Regarded as Safe (GRAS) list. Also, all components have been determined to be suitable for use in the European Union and in Argentina (approval from SENASA - Servicio Nacional de Sanidad y Calidad Agroalimentaria).

BeesVita PlusTM is proposed to be sold by the liter at a retail price of $35. The current dosage suggestions are for 1.2 liters per colony per year, or an annual cost of $42. Volume discounts are also planned to be offered.

The BeespenserTM is a patent pending automated feeding system designed to assist professional beekeepers in efficiently and effectively delivering BeesVita Plus™ to their colonies (see picture below). The BeespenserTM has been optimized to attract bees by means of specific colors and shapes and to feed them in their natural environment and habitat.  The components of the BeespenserTM include:

•	a reservoir, where the proprietary mix of chemical compounds is mixed with water and/or syrup;
•	an atomizer, to spray the mixture of chemical compounds and water;
•	a distributor, with specific shapes and colors designed to attract bees; and

•	a multifunctional control system, to monitor, alarm and control the dispenser.

The BeespenserTM operates using batteries and is rechargeable by a small solar panel and is virtually maintenance free, requiring approximately 15 minutes of service time every month in order to provide BeesVita Plus™ from a minimum of ten bee colonies and up to a maximum of 100 bee colonies.  The BeespenserTM is designed to be placed amongst beehives in order to be easily accessible to bees and to replicate how bees drink in nature.  The BeespenserTM is projected to have a useful life of up to three years. It is electronically programmable with the ability to monitor performance variables with a remoter alert capability.

The BeespenserTM (prototype)

Our strategy will be to outsource the production of both the BeespenserTM and BeesVita PlusTM to different partners/vendors in various regions of the world. We have partnered with Gelco, a leading Italian manufacturer of electronic devices for the aerospace, defense and electro medical markets, to develop the prototype of the BeespenserTM.

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

Research and Development

Our research and development activities are conducted in Rome, Italy by our Chief Scientist, Dr. Francesca del Vecchio. Our current activities are intended to ensure that BeesVita PlusTM addresses the latest research with respect to bee healthcare.  We expanded our research and development activities in 2012 by opening our own laboratory facility in Rome, Italy. We use this facility for on-going research and development, chemical compound production, BeesVita PlusTM quality testing, and the development of new features for the BeespenserTM. We intend to, and are currently conducting and/or collaborating on ongoing testing of BeesVita PlusTM in active beekeeping operations with select parties.

The original idea and product formation began in 2009 and was based on the personal experience of our science team as they established a beekeeping apiary on their farm in the Italian region of Tuscany. This prompted an investigation of the feeding habits, environmental factors and diet of their bee colonies and led to the discovery of natural extracts from certain plant species to begin the formulation of a feed supplement to replicate the unique combination of antioxidants (essential oils) and nutrients on their land.

Phase two involved the fine tuning of the product formulation to balancing the nutritional content and physical properties of BeesVita PlusTM in order to:

•	achieve the right mix of vitamins, proteins, carbohydrates, and amino acids.
•	correct the physical properties: pH levels, pour point, and density.
•	ensure the solubility in water and/or syrup at a wide range of temperatures.
•	combat molds to allow for adequate shelf life - longer than 12 months.
•	neutralize the smell of the antioxidant ingredients to attract bees.

Phase three has been the ongoing testing of our product in Italy, Argentina and most recently the United States as described below:

ITALY – the ongoing performance of the Festuccia/del Vecchio hives on their farm in Tuscany have been tested since 2009 with an initial ten hives have now naturally having swarmed to expand to sixteen hives. Throughout the usage of BeesVita PlusTM, the colonies have shown perfect health and had no problems related to CCD, while an average colony loss of 40% has been reported by neighboring farms during the same period. In addition, multiple collaborative tests were performed in Rome from July 2012 to January 2013 in conjunction with the Instituto Zooprofilattico Sperimentale (IZS), the government agency dedicated to ensuring the safety of the food chain of supply in Italy.

ARGENTINA - the first large-scale commercial testing of BeesVita PlusTM was conducted in Argentina with beekeeper Marisel Codesal. Argentina is a very large market for beekeeping and honey production. This test focused on multiple factors around the bee colony health, population levels, honey production, and the level of attractiveness for consumption. Competing products for the treatment of honeybee colonies were also tested alongside BeesVita PlusTM. The Company is also currently in the process of a large scale test in collaboration with the Insituto Nacional De Tecnologia Agropecuaria (INTA), the federal agency in charge of the generation, adaptation and diffusion of technologies, knowledge and learning procedures for agriculture, forest and agro-industrial activities within an ecologically clean environment. This test is utilizing 20 research personnel and is being conducted in five regions of the country. The results of this test are expected within the second quarter of 2014.

UNITED STATES – the Company has contracted with a noted entomologist and beekeeper for the performance of a test of BeesVita PlusTM at his beekeeping operation in California. The results of the test should be available be the end of the second quarter of 2014.

Government Regulations

Government regulations vary in complexity and requirements from country to country. BeesVita PlusTM is considered an animal food product and as such, there is no pre-certification required in either the United States or Europe. The only requirement to begin selling is that the product be manufactured by a licensed manufacturing facility. All of the manufacturers that we are currently negotiating with have licensed facilities. We currently have manufacturing agreements with manufacturers in Argentina and the United States.

In Argentina, we have received certification and approval of our BeesVita PlusTM product from the Argentina Ministry of Agriculture. Currently, we are awaiting final approval of our Argentinian subsidiary from the Argentina Public Registry of Commerce (“PRC”). Final approval is pending additional submission of data requested. We anticipate that we will be granted approval within the third quarter of 2014.

The BeespenserTM is still a prototype and has not yet begun the certification process. However, it is expected that it will require standard testing and certification such as that issued by Underwriter Laboratories.

Employees

We have two full time employees working in the United States and four independent contractors working abroad. We expect to increase the number of employees as we implement our business objectives and expand our management team. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We own no real property and currently lease our office space.  Our corporate headquarters is located at 2101 Vista Parkway, Suite 122, West Palm Beach, Florida 33411, which we currently lease under a one year lease at the rate of $1,020 per month.

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

2013	High	Low
First Quarter	$1.25	$0.52
Second Quarter	0.52	0.11
Third Quarter	0.50	0.11
Fourth Quarter	0.45	0.10

2012
First Quarter	$3.00	$1.10
Second Quarter	2.50	1.97
Third Quarter	2.29	1.60
Fourth Quarter	1.79	0.65

The closing sale price of our common stock on March 24, 2014 was $0.43 per share.

Shareholders

The approximate number of holders of record of our common stock as of March 21, 2014 was 186 including those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

The holders of our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) are entitled to receive dividends at a rate of 8% per annum, per share, and the holders of our Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) are entitled to receive dividends at a rate of 12% per annum, per share.  Such dividends are cumulative and accumulate whether or not declared by the Company’s Board of Directors, but are payable only when and if declared by the Company’s Board of Directors or upon conversion of such shares into shares of our common stock. No dividends have been paid to date on either the Series A Preferred Stock or Series B Preferred Stock. As of December 31, 2013 and 2012, the amount of accumulated dividends for the Company’s issued and outstanding shares of Series A Preferred Stock was approximately $358,056 and $183,812, respectively, and the amount of accumulated dividends for the Company’s issued and outstanding shares of Series B Preferred Stock was approximately $81,454 and $14,620, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		—	0
Equity compensation plans not approved by security holders	812,500	(1)	$1.58	0	(2)

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

Since our inception, we have had no revenue from product sales and have funded our operations principally through equity and debt financings. Our operations to date have been primarily limited to organizing and staffing our company, developing our product candidates, establishing manufacturing for our product candidates, filing our patents and raising capital. We have generated significant losses to date and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. As of December 31, 2013, we had a deficit accumulated during the development stage of $4,424,630. Because we have not generated any revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to increase during the current fiscal year. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash may not be sufficient to fund our projected operating requirements beyond the first quarter of 2014. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See “Liquidity, Capital Resources and Going Concern Matters” section for additional discussion.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of December 31, 2013, the Company did not have any Level 1 or Level 2 assets or liabilities. As of December 31, 2013, the Company’s derivative liabilities were classified within Level 3 of the Valuation Hierarchy.

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

Results of Operations

Comparison of the Years ended December 31, 2013 and 2012

Revenues

For the period from our inception on August 4, 2011 to December 31, 2013, we did not generate any revenues from operations.

Cost of Revenues

For the period from our inception on August 4, 2011 to December 31, 2013, we did not generate any cost of revenues from operations.

Net loss

Net loss for the year ended December 31, 2012 was $1,699,466 and our net loss for the year ended December 31, 2013 was $1,220,202. The decrease in net loss was primarily the result of cost reductions in shareholder services, payroll expense, marketing expenses and financial services expenses.

Research and development expenses

Research and development expenses consist primarily of fees paid to our Chief Scientist and other consultants for the continuing development of our pending patent applications , product dispenser and chemical compound. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2013 research and development expenses decreased by approximately $54,000 as compared to prior period to $158,352. The decrease resulted primarily from reduction of outside consultant fees and a reduction in purchase of product testing materials. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

General and administrative expenses

General and administrative expenses consist primarily of corporate support expenses such as legal and professional fees, investor relations and marketing expenses. For the year ended December 31, 2013, general and administrative expenses decreased by approximately $658,000 as compared to prior period to $762,180. The decrease resulted primarily from decrease in (i) payroll of approximately $55,000 due to reduction in staff, (ii) $119,000 due to the resignation of an executive officer and related severance expenses and the reduction of other consultants, (iii) travel expenses of approximately $23,000 due to decreased travel activity, (iv) marketing consulting expenses of approximately $62,000 due to non renewal of marketing services and reduction in trade shows, (v) approximately $297,000 due to reduction in investor relations services, (vi) approximately $15,000 of financial and legal expenses due to the reduction in license agreement services, and (vii) approximately $78,000 of share based compensation expenses due to the reduction in recording of vesting options expense. We expect that our general and administrative expenses to increase as we incur additional costs to support the growth in our business.

Plan of Operations

We expect to generate revenues within the next 12 months which reflects our goal to launch our product in 2014. Our plan of operations is to continue the development of our products for commercialization. Our primary source of operating funds since inception has been cash proceeds from the issuance of common shares to our founders, proceeds from the issuance of convertible debentures, and the sale of preferred stock and warrants in private placements. We intend to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to us, or will be sufficient to enable us to fully complete our development activities or sustain operations.

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

With respect to the hiring and retention of personnel, we anticipate that we will hire, or retain as consultants, an additional one to five regional sales managers in various regions throughout the world within the next twelve months, who will join our current regional sales manager in Argentina.  In addition, we may hire, or retain as consultants, additional science professionals in various regions throughout the world to aid in product testing and further our understanding of CCD in such regions.

Liquidity, Capital Resources and Going Concern Matters

General.  At December 31, 2013, we had cash and cash equivalents of approximately $154,000.  As a development stage company, we have not generated any revenues and incurred net losses of approximately $4.0 million during the period from August 4, 2011 (Inception) through December 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2013, the Company sold additional convertible notes and received gross cash proceeds of $200,000. The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares to its founders, sale of convertible debentures and private placement of Series A Preferred Stock and Series B Preferred Stock.  During 2013, our negative cash rate averaged approximately $65,000 per month. Our current rate of negative cash flow is approximately $95,000 per month. The increase in negative cash flow is primarily due to a one time increase, of approximately $100,000 in general administrative expenses incurred during the first quarter of 2014. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.

We will seek to raise capital through equity and/or debt offerings. However, there can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all. The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

Loss on Fair Value of Derivative Liabilities

The loss on net change in fair value of derivative liabilities of approximately $80,000 for the year ended December 31, 2013, was the result of the change in fair value of the derivative liabilities issued to investors in connection with financings during the year ended December 31, 2013 and 2012. The warrants and conversion issued in conjunction with certain financings are considered derivative liabilities and must be valued at the end of each period.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities, for year ended December 31, 2013, in the amount of $774,406, primarily reflecting our net loss of $1,220,202, partially offset by $150,716 in amortization of deferred debt discount, by $40,953 in prepaid expenses, by $168,107 in accounts payable and accrued expenses and by $80,394 loss on change in fair value of derivative liabilities.

Net Cash Used in Investing Activities

The Company did not use any funds for investing activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities, net of costs, for the year ended December 31, 2013, was $885,000 from the issuance of secured convertible notes.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon the following factors:

•	the speed and ease with which we are able to penetrate new markets;
•	our ability to establish regional sales offices and hire quality regional sales managers; the efficacy of and market acceptance of our products;

•	our research and development focusing on the improvement of features and functionalities of our current products and the development of additional products;
•	our ability to capitalize on manufacturing efficiencies; the severity and changing nature of CCD in the various regions we are targeting for commercial sales;

•	the cyclical nature of the ordering patterns from our distributors and customers; and
•	the fluctuation of the Argentine peso and the Euro against the U.S. dollar and other international currencies.

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

Our Consolidated Financial Statements may be found on pages F-1 through F-27 of this report.

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2013.

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

As of December 31, 2013, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

As of December 31, 2013 we had identified certain matters that constituted a material weakness in our internal controls over financial reporting.  Specifically, we have limited segregation of duties within our accounting and financial reporting functions.  Segregation of duties within our company is limited due to having one employee at December 31, 2013 that is assigned to positions that involve the processing of financial information.  Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant.  As our business expands we will need to correct this weakness by hiring additional staff, completing the process of design-specific control procedures and testing them for effectiveness before we can report that this weakness has been fully remediated.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as the rules for smaller reporting companies provide an exemption from such requirement.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, there were no significant changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names, ages and other biographical information of our directors and executive officers as of April 9, 2014:

Name	Age	Position

Joseph N. Fasciglione	61	Interim President, Interim Chief Executive Officer and
		Interim Chief Financial Officer

Dr. Andrea Festuccia, PhD.	42	Non-Executive Chairman of the Board, Director

Paolo Danesi	41	Director

The following is a description of the business experience of each of our executive officers:

Joseph N. Fasciglione, Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer

Mr. Fasciglione is a seasoned professional with financial and management experience in a variety of growth oriented organizations from large public entities to private companies. Prior to joining BeesFree at its inception, Mr. Fasciglione served as Corporate Controller for New Generations Biofuels Holdings, Inc. (NGBF.OCTQB), a provider of proprietary blended renewable biofuels for various commercial application and industries, from 2008 to 2011. During this time, Mr. Fasciglione had full responsibility for financial matters, such as financial reporting, annual audits, jurisdictional filings, cash management, invoicing, collections, risk management, and payroll, and certain administrative matters. Prior to working for New Generations Biofuels Holdings, Inc., Mr. Fasciglione held various controller or financial positions with companies in the telecommunication and other industries in addition to being a Regional Controller, Market Manager and Director for Business Operations for AT&T Wireless. Mr. Fasciglione began his career with the accounting and consulting firm of Grant, Thornton & Co. Mr. Fasciglione is a graduate of Iona College business school and holds a BA in accounting and obtained his CPA certification from New York.

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

Other than a late Form 4 filing by Mr. Trabucco, a former director of the Company, the Company is not aware of Section 16(a) filings required by any directors and executive officers and holders of more than 10% of the Company’s common stock during the fiscal year ended December 31, 2013 that have not been timely filed.

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

Audit Committee and Financial Expert

We do not have a standing audit committee of the Board of Directors and the functions of the Audit Committee are currently carried out by our Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director for us and to be a member of an Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Joseph N. Fasciglione	2013	72,000	–	–	–	–	–	72,000
Interim CEO and CFO	2012	69,500	–	–	–	–	–	69,500

David Todhunter, Former	2013	36,750	–	–	–	–	–	36,750
President, CEO and CFO	2012	114,250	–	–	76,392	–	–	190,642

Consulting Agreement

Dr. Andrea Festuccia, PhD

On February 12, 2014, the Company entered into a four-year consulting service agreement with Dr. Andrea Festuccia, Phd., pursuant to which Dr. Festuccia will serve as Chief Strategist in enhancing product value, competitiveness and performance for the Company. In consideration for the services to be provided by Consultant hereunder, the Company shall pay Consultant a consulting fee of $240,000 per year payable at a rate of $20,000 per month. Upon the termination by the Company without cause, in addition to any accrued but unpaid consultant fees, Mr. Festuccia will be entitled to a payment of $100,000. Dr. Festuccia is the Chairman of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of December 31, 2013 for each Named Executive Officer.

	Number of Securities
	Underlying Unexercised		Option	Option	Option
	Options at Fiscal Year End		Exercise	Grant	Expiration
Name	Exercisable	Unexercisable	Price	Date	Date

David W. Todhunter(1)	250,000	-	$1.55	10/19/12	10/19/16
	250,000	-	$1.55	10/19/12	12/31/16

(1)	Mr. Todhunter resigned as President and Chief Executive Officer in April 2013.

Director Compensation

Each outside director is paid a directors fee of $6,000 per annum, payable in equal quarterly amounts. Outside directors are also granted options to purchase 25,000 shares of the Company’s common when they join the Board which vest immediately and 25,000 shares of the Company’s common stock at the start of each year (including the first year) of their tenure which vest one year from the date of grant. The exercise price of all such options is equal to the fair market value of the common stock on the date of grant. The Company reimburses directors for expenses incurred traveling to and from Board meetings. The compensation for directors was approved by the Board of Directors upon the recommendation of management. The following table summarizes the compensation of our outside directors for fiscal year 2013.

		Fees	Option Awards		Total
Name	Year	Paid(1)	Number	Value (2)	Compensation
Andrea Festuccia	2013	$6,000	25,000	$1,525	$7,525

Paolo Danesi	2013	$6,000	25,000	$2,300	$8,300

Joseph Becker(3)	2013	$1,500	-	$-	$1,500

Juan Carlos Trabucco(4)	2013	$2,250	-	$-	$2,250

(1)	All amounts represent accrued but unpaid fees.
(2)	Represents compensation cost of option awards as described in ASC 718.
(3)	Mr. Becker resigned as a director in April 2013.
(4)	Mr. Trabucco passed away in May 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 9, 2014 by:

•	Each of our directors;
•	Each of our named executive officers;
•	All of our directors and executive officers as a group; and
•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 16,344,728 shares of our common stock outstanding as of April 9, 2014. In calculating the number of shares beneficially owned and the percentage ownership, shares of common stock subject to preferred stock conversion rights (including accrued dividends), options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after April 9, 2014 are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them.

Security Ownership of Management and Directors:

	Amount and Nature of
Name Beneficial Owner	Beneficial Ownership (1)		Percentage of Class

Joseph N. Fasciglione	100,000		**

Andrea Festuccia	1,700,000	(2)	10.4%

Paolo Danesi	50,000	(3)	**

Directors and executive officers as a group (3 people)	1,850,000	(2)(3)	11.3%

** Less than 1%

_________________

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.

(2)	Includes (i) 50,000 shares of common stock issuable upon exercise of vested stock options and (ii) 1,650,000 shares of common stock as to which Mr. Festuccia’s spouse, Dr. Francesca del Vecchio, has sole voting and investment power. Does not include 25,000 shares of common stock issuable upon exercise of unvested stock options.

(3)	Includes 50,000 shares of common stock issuable upon exercise of vested stock options. Does not include 25,000 shares of common stock issuable upon exercise of unvested stock options.

Other Shareholders:

	Amount and Nature of
Name Beneficial Owner	Beneficial Ownership (1)		Percentage of Class
Francesca del Vecchio	1,700,000	(4)	10.4%
Via Del Fiume Giallo 324G
Rome, Italy

Matteo Festuccia	823,000	(5)	5.0%
100 Via Dei Colliportuensi
Rome, Italy

Selma Rosen	832,500	(6)	5.1%
29 Meadowcroft Lane
Greenwich, CT 06830

Craig Rosen	850,000	(7)	5.2%
428 Plaza Real
Boca Raton, FL 33432

Andrew Friis	1,595,000	(8)	9.8%
801 NE 71st Street
Boca Raton, FL 33487

Harold S. Rosen	853,400	(9)	5.2%
14 Harwood Court, Suite 209
Scarsdale, NY 10583

Christopher Porosky	850,000	(10)	5.2%
19730 Black Olive Lane
Boca Raton, FL 33498

Steven A. Sciarretta	845,000	(11)	5.2%
2799 NW Boca Raton Blvd., Suite 203
Boca Raton, FL 33431

20

_________________

(4)	Includes (i) 1,650,000 shares of common stock as to which Dr. del Vecchio has sole voting and investment power and (ii) 50,000 shares of common stock issuable upon exercise of vested stock options held by Dr. del Vecchio’s spouse, Andrea Festuccia. Does not include 25,000 shares of common stock issuable upon exercise of unvested stock options held by Mr. Festuccia.

(5)	Mr. Festuccia is the brother of Andrea Festuccia.

(6)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 21, 2012, and includes 810,000 shares of common stock held indirectly through Greenwich Trading, LLC. Does not include 50,000 shares of common stock issuable upon conversion of 50,000 shares of Series A Preferred Stock and 50,000 shares issuable upon exercise of warrants, which both contain restrictions upon their exercise or conversion, as the case may be, if doing so would result in the holder thereof and its affiliates owning more than 4.99% of the outstanding common stock. Such restrictions are subject to being waived by the holders thereof under certain circumstances. Ms. Rosen has sole voting and investment power over the shares held by Greenwich Trading, LLC.

(7)	Includes shares owned indirectly as provided in information filed with the SEC in a Schedule 13G filed December 13, 2012, and includes 850,000 shares of common stock held indirectly through The CCK 2011 Trust. Craig Rosen, as sole trustee of The CCK 2011 Trust, has sole voting and investment power.

(8)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 11, 2012, and includes, (i) 695,000 shares of common stock held indirectly through Gamma Financial, LLC, of which Mr. Friis is the sole manager with the sole power to vote and dispose of these shares and (ii) 900,000 shares held by Mr. Friis’ sister, AnneKatherine Friis. While Ms. Friis has granted Mr. Friis no formal control over the disposition or voting of such shares, she has indicated that she will follow Mr. Friis’s advice in voting or disposing of same. Does not include 100,000 shares issuable upon conversion of 100,000 shares of Series A Preferred Stock or 100,000 shares issuable upon exercise of warrants, which both contain restrictions upon their exercise or conversion, as the case may be, if doing so would result in the holder thereof and its affiliates owning more than 4.99% of the outstanding common stock. Such restrictions are subject to being waived by the holders thereof under certain circumstances. Mr. Friis disclaims beneficial ownership of all the shares of common stock owned by his sister and further disclaims beneficial ownership of the shares of common stock owned by Gamma Financial LLC since he has no economic interest in such company.

(9)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 11, 2012 and from Company records, and includes 695,000 shares held indirectly through Onyx Capital trading, LLC, of which Dr. Rosen is the sole manager. Does not include (i) 70,800 shares of common stock issuable upon conversion of shares of Series A and Series B Preferred Stock, (ii) 1,420,800 shares issuable upon exercise of warrants or (iii) 205,000 shares of common stock issuable upon conversion of convertible notes, all of which contain restrictions upon their exercise or conversion, as the case may be, if doing so would result in the holder thereof and its affiliates owning more than 4.99% of the outstanding common stock. Such restrictions are subject to being waived by the holders thereof under certain circumstances.

(10)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 10, 2012, and includes 800,000 shares of common stock held indirectly through the KAR 2011 Trust, of which Mr. Porosky is the sole trustee.

(11)	Includes shares owned directly and indirectly as provided in information filed with the SEC in a Schedule 13G filed December 10, 2012, and includes (i) 770,000 shares of common stock held indirectly through Black Horse Capital, LLC, of which Mr. Sciarretta is the sole manager, and (ii) 75,000 shares of common stock held by Mr. Sciarretta’s spouse. Mr. Sciarretta disclaims beneficial ownership of all the shares of common stock owned by his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Related Party Transactions

On February 12, 2014, the Company entered into a four-year consulting service agreement with Dr. Andrea Festuccia, Phd., pursuant to which Dr. Festuccia will serve as Chief Strategist in enhancing product value, competitiveness and performance for the Company. In consideration for the services to be provided by Consultant hereunder, the Company shall pay Consultant a consulting fee of $240,000 per year payable at a rate of $20,000 per month. Dr. Festuccia is also Chairman of the Company’s Board of Directors.

On November 6, 2012, we entered into a three-year consulting service agreement with Dr. Francesca del Vecchio (the “Consulting Agreement”), pursuant to which Dr. del Vecchio will continue to lead and manage all research and development activities in connection with the Company’s BeesVita Plus™ and other products. During the first year of the Consulting Agreement, Dr. del Vecchio will be paid $7,750 per month. Dr. del Vecchio’s compensation for the two remaining years of the Consulting Agreement will be determined by the mutual consent of the Company and Dr. del Vecchio. Dr. del Vecchio will also be reimbursed all reasonable traveling and out-of-pocket expenses incurred by her in the course of her duties. The Consulting Agreement will continue through October 31, 2015 (the “Term”). Dr. del Vecchio is the spouse of Andrea Festuccia, Ph.D., Chairman of the Company’s Board of Directors.

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

Independence of the Board of Directors

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent. Currently, Paolo Danesi is our only independent director. We evaluate independence by the standards for director independence established by the Marketplace Rules of The Nasdaq Stock Market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2013 and 2012, we were billed or expect to be billed by our independent registered public accounting firm the following fees:

	2013	2012
Audit Fees (1)	$75,000	$77,572
Audit-Related Fees (2)	-	-
Tax Fees (3)	6,000	11,250
All Other Fees (4)	-	-
Total	$81,000	$88,822

___________________

(1)	Audit fees principally include those for services related to the annual audit of the consolidated financial statements, SEC registration statements and other filings and consultation on accounting matters.

(2)	Audit-related fees principally include assurance and related services that were reasonably related to the performance of our independent registered public accounting firm’s assurance and review of the financial statements and not reported under the caption “Audit Fees.”

(3)	Tax fees principally include services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit.

(4)	Our independent registered public accounting firm did not perform any services for us other than those described above.

Audit Committee’s Pre-Approval Policies and Procedures

All of the services set forth under the table “Independent Registered Accounting Firm Fees and Services” above were approved by the Board of Directors.

In connection with the audit of our financial statements for the period ended December 31, 2013, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused the firm to report the disagreement if it had not been resolved to their satisfaction.

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

BeesFree, Inc.

By:	/s/ Joseph N. Fasciglione
Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph N. Fasciglione Joseph N. Fasciglione	Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer (Interim Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)	April 15, 2014

/s/ Andrea Festuccia	Director	April 15, 2014
Andrea Festuccia

/s/ Paolo Danesi	Director	April 15, 2014
Paolo Danesi

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated December 16, 2011, by and among the Company, BeesFree Acquisition Corp. and BeesFree, Inc. (1)
2.2	Articles of Merger, dated September 30, 2011 and filed on October 4, 2011 by and among BNH Inc. and BeesFree, Inc. (2)
3.1	Articles of Incorporation. (3)
3.2	Certificate of Designations of Series A Cumulative Convertible Preferred Stock. (1)
3.3	Certificate of Designations of Series B Cumulative Convertible Preferred Stock. (4)
3.4	Bylaws. (3)
4.1	Form of Class A Common Stock Purchase Warrant. (1)
4.2	Form of Series B Common Stock Purchase Warrant. (5)
4.3	Form of Convertible Promissory Note. (6)
4.4	Form of Common Stock Purchase Warrant. (6)
4.5	Form of Convertible Promissory Note. (7)
4.6	Form of Common Stock Purchase Warrant. (7)
10.1	Separation and General Release Agreement, dated June 22, 2012, by and between the Company and Mario Sforza. (8)
10.2	Consulting Service Agreement, dated November 6, 2012, by and between the Company and Francesca del Vecchio. (9)
10.3	Form of Subscription Agreement by and among BeesFree, Inc. and certain purchasers set forth therein. (5)
10.4	Lease Agreement, dated August 16, 2012, by and between BeesFree, Inc. and Redus Florida LLC – Vista Park Commons. (10)
10.5	Form of Amended and Restated Securities Purchase Agreement. (11)
10.6	Form of Security Agreement. (6)
10.8	Consulting Agreement, dated as of February 12, 2014, by and between the Company and Andrea Festuccia. (12)*
14	Code of Ethics.(10)
21	Subsidiaries.(10)
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
32.1†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document. **
101.SCH †	XBRL Taxonomy Extension Schema Document.**
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document. **
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document. **

(1)	Included as an exhibit to the Current Report on Form 8-K filed on December 16, 2011 and incorporated herein by reference.
(2)	Included as an exhibit to the Quarterly Report on Form 10-Q, filed on November 14, 2011 and incorporated herein by reference.
(3)	Included as an exhibit to the Registration Statement on Form S-1, filed on April 16, 2008 and incorporated herein by reference.
(4)	Included as an exhibit to the Current Report on Form 8-K, filed on October 4, 2012 and incorporated herein by reference.
(5)	Included as an exhibit to the Current Report on Form 8-K, filed on October 15, 2012 and incorporated herein by reference.
(6)	Included as an exhibit to the Current Report on Form 8-K, filed on March 15, 2013 and incorporated herein by reference.
(7)	Included as an exhibit to the Current Report on Form 8-K, filed on January 6, 2014 and incorporated herein by reference.
(8)	Included as an exhibit to the Current Report on Form 8-K, filed on June 28, 2012 and incorporated herein by reference.
(9)	Included as an exhibit to the Current Report on Form 8-K, filed on November 8, 2012 and incorporated herein by reference.
(10)	Included as an exhibit to the Annual Report on Form 10-K, filed on March 29, 2013 and incorporated herein by reference.
(11)	Included as an exhibit to the Current Report on Form 8-K, filed on June 26, 2013 and incorporated herein by reference.
(12)	Included as an exhibit to the Current Report on Form 8-K, filed on February 18, 2014 and incorporated herein by reference.

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BeesFree, Inc.

We have audited the accompanying consolidated balance sheets of BeesFree, Inc. and Subsidiaries (a development stage company) (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2013 and 2012, and for the period from August 4, 2011 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BeesFree, Inc. and Subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, and for the period from August 4, 2011 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

April 15, 2014

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

Assets

Current Assets
Cash	$153,542	$42,948
Prepaid expenses	56,588	97,541

Total Current Assets	210,130	140,489

Intangible assets	1,650	1,650
Deposit	3,125	3,125

Total Assets	$214,905	$145,264

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable	$89,327	$28,326
Accrued expenses	164,960	57,854
Share issuance liability	-	5,800
Accrued dividends on preferred stock	439,510	198,432
Derivative liabilities	1,248,943	730,174
Total Current Liabilities	1,942,740	1,020,586

Convertible note payable (net of debt discount of $334,209 as of December 31, 2013)	550,791	-

Total Liabilities	2,493,531	1,020,586

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized in the following classes:
Series A Cumulative Convertible Preferred Stock, $1 stated value, 3,500,000 shares designated; 2,100,000 and 2,200,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively (aggregate liquidation preference $2,457,269 and $2,383,812 as of December 31, 2013 and 2012, respectively)	2,100	2,200
Series B Cumulative Convertible Preferred Stock, $175 stated value, 50,000 shares designated; 3,099 shares issued and outstanding (aggregate liquidation preference $623,779 and $556,945 as of December 31, 2013 and 2012, respectively)	3	3
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,344,728 and 16,225,000 issued and outstanding as of December 31, 2013 and 2012, respectively	16,345	16,225
Additional paid-in-capital	2,127,556	2,059,872
Deficit accumulated during the development stage	(4,424,630)	(2,953,622)

Total Stockholders' Deficiency	(2,278,626)	(875,322)

Total Liabilities and Stockholders' Deficiency	$214,905	$145,264

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	Period from August 4, 2011 (Inception) to December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating Expenses
Research and development expenses	158,352	212,500	584,602
Merger expenses	-	-	415,000
General and administrative expenses	762,180	1,420,465	2,609,619

Total Operating Expenses	920,532	1,632,965	3,609,221

Change in fair value of derivative liabilities	(80,394)	(66,501)	(146,895)

Interest expense	(219,276)	-	(219,276)

Net Loss	$(1,220,202)	$(1,699,466)	$(3,975,392)

Dividends to Preferred Stockholders	(250,806)	(191,199)	(449,238)

Net Loss Attributable to Common Stockholders	$(1,471,008)	$(1,890,665)	$(4,424,630)

Basic and Diluted Net Loss per Share	$(0.09)	$(0.12)

Weighted Average Number of Shares Outstanding - basic and diluted	16,284,026	16,175,150

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

For the Period from August 4, 2011 (Inception) to December 31, 2013

								Deficit
								Accumulated
	Series A Convertible		Series B Convertible				Additional	During the
	Preferred Stock		Preferred Stock		Common Stock		paid-in-	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - August 4, 2011 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Founders' shares August 22, 2011 (at $0.001 per share)	—	—	—	—	10,300,000	10,300	—	—	10,300

Issuance of shares in exchange for patent - August 27, 2011 (at $0.001)	—	—	—	—	1,650,000	1,650	—	—	1,650

Issuance of shares pursuant to reverse recapitalization - December 16, 2011 (at $0.001)	—	—	—	—	4,000,000	4,000	(4,000)	—	—

Issuance of preferred stock in private placement, net of costs - December 16, 2011 ( at $1.00)	1,200,000	1,200	—	—	—	—	1,087,025	—	1,088,225

Conversion of debentures into preferred stock - December 16, 2011 (at $1.00)	1,000,000	1,000	—	—	—	—	999,000	—	1,000,000

Issuance of shares to employee - December 30, 2011 (at $0.001)	—	—	—	—	200,000	200	—	—	200

Warrants issued in connection with convertible preferred stock	—	—	—	—	—	—	(580,000)	—	(580,000)

Contractual dividends accrued on convertible preferred stock	—	—	—	—	—	—	—	(7,233)	(7,233)

Net loss for the period from August 4, 2011 (inception) to December 31, 2011	—	—	—	—	—	—	—	(1,055,724)	(1,055,724)

Balance - December 31, 2011	2,200,000	$2,200	—	$—	16,150,000	$16,150	$1,502,025	$(1,062,957)	$457,418

Compensation expense associated with options	—	—	—	—	—	—	83,245	—	83,245

Issuance of shares pursuant to separation agreement (at $0.59)	—	—	—	—	40,000	40	23,560	—	23,600

Issuance of shares for services rendered (at $0.59)	—	—	—	—	35,000	35	20,615	—	20,650

Issuance of preferred stock in private placement, net of costs of $28,222 -October 10, 2012 ( at $175.00)	—	—	3,099	3	—	—	514,100	—	514,103

Warrants issued in connection with convertible preferred stock	—	—	—	—	—	—	(83,673)	—	(83,673)

Contractual dividends accrued on convertible preferred stock	—	—	—	—	—	—	—	(191,199)	(191,199)

Net loss	—	—	—	—	—	—	—	(1,699,466)	(1,699,466)

Balance - December 31, 2012	2,200,000	$2,200	3,099	$3	16,225,000	$16,225	$2,059,872	$(2,953,622)	$(875,322)

Issuance of shares for services rendered (at $0.58)	—	—	—	—	10,000	10	5,790	—	5,800

Conversion of Series A preferred stock (at $100) into common stock	(100,000)	(100)	—	—	109,728	110	9,718	—	9,728

Compensation expense associated with options	—	—	—	—	—	—	5,626	—	5,626

Warrants issued in connection with convertible note payable	—	—	—	—	—	—	46,550	—	46,550

Contractual dividends accrued on convertible preferred stock	—	—	—	—	—	—	—	(250,806)	(250,806)

Net loss	—	—	—	—	—	—	—	(1,220,202)	(1,220,202)

Balance - December 31, 2013	2,100,000	$2,100	3,099	$3	16,344,728	$16,345	$2,127,556	$(4,424,630)	$(2,278,626)

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	Period from August 4, 2011 (Inception) to December 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(1,220,202)	(1,699,466)	$(3,975,392)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred debt discount	150,716	—	150,716
Stock-based compensation	5,626	133,295	138,920
Change in fair value of derivative liabilities	80,394	66,501	146,895
Changes in operating assets and liabilities:
Deposits	—	(1,950)	(3,125)
Prepaid expenses	40,953	(87,041)	(56,588)
Accounts payable and accrued expenses	168,107	64,127	254,287
Total Adjustments	445,796	174,932	631,105

Net Cash Used in Operating Activities	(774,406)	(1,524,534)	(3,344,287)

Net Cash From Investing Activities	—	—	—

Cash Provided by Financing Activities
Proceeds from issuance of convertible debentures	885,000	—	1,885,000
Proceeds from sale of convertible preferred stock, net of costs	—	514,103	1,714,104
Fees paid to third-parties in connection with sale of convertible preferred stock	—	—	(111,775)
Proceeds from issuance of founders' common stock	—	—	10,300
Proceeds from sale of common stock	—	—	200

Net Cash Provided by Financing Activities	885,000	514,103	3,497,829

Net (Decrease) Increase in Cash	110,594	(1,010,431)	153,542

Cash - Beginning	42,948	1,053,379	—

Cash - Ending	$153,542	$42,948	$153,542

Non-Cash Investing and Financing Activities:
Conversion of convertible debentures into convertible preferred stock	$-	$-	$1,000,000
Warrants issued in connection with convertible preferred stock	$-	$83,673	$663,673
Conversion of accrued dividends into common stock	$9,728	$-	$9,728
Warrants issued in connection with convertible notes payable	$477,050	$-	$477,050
Fair value of conversion option issued in connection with convertible note payable	$7,875	$-	$7,875
Dividends accrued on convertible preferred stock	$250,806	$191,199	$449,238
Settlement of share issuance liability	$5,800	$-	$5,800
Shares issued relating to merger recapitalization	$-	$-	$4,000
Shares issued related to acquisition of intangible asset	$-	$-	$1,650

The accompanying notes are an integral part of these consolidated financial statements.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Organization and Nature of Operations

BeesFree, Inc. was incorporated on September 4, 2007 in the State of Nevada. BeesFree, Inc. (collectively with its subsidiaries, “BeesFree” or the “Company”) and is a development stage company which has developed a proprietary composite food supplement for honeybees, BeesVita PlusTM, that it believes prevents the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. The Company’s goal is to initially sell products directly to large beekeepers in the United States, Europe and Argentina.

The Company has been presented as a "development stage enterprise”. The Company’s primary activities since inception have been developing its technology, developing its business plan, filing patents, complying with the regulatory requirements to sell its product in various countries, developing an infrastructure to sell and deliver its product, and raising capital. The Company has not commenced principal operations of selling its product, nor has it generated any revenues from operations.

The Company has commenced business development activities in Argentina, Italy and the United States and begun a program of brand awareness. The Company is based in West Palm Beach, Florida, and has operations in Rome, Italy and Buenos Aires, Argentina.

Note 2 - Going Concern and Management Plans

The Company is currently in the development stage, has not yet generated any revenues since inception. As of December 31, 2013, the Company had a working capital deficiency of $1,732,610 and a stockholders’ deficiency of $2,278,626. The Company has incurred net losses of $3,975,392 during the period from August 4, 2011 (inception) through December 31, 2013. The Company believes that its current cash on hand may be insufficient to fund its projected operating requirements into the second quarter of 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Going Concern and Management Liquidity Plans (continued)

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of BeesFree, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012, the Company does not have any cash equivalents.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of these differences that have been included or excluded in the financial statements or tax returns.

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes”, which prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties, if any, related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2013 and 2012.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements for the period from August 4, 2011 (inception) through December 31, 2013. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of December 31, 2013 and 2012, the Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control. Accordingly, all issuances of preferred stock are presented as a component of consolidated stockholders’ (deficiency) equity.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Convertible Instruments

The Company bifurcates conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

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
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Common Stock Warrants and Other Derivative Financial Instruments (continued)

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 6). The Company evaluated these warrants to assess their proper classification in the balance sheet as of December 31, 2013 and 2012 using the applicable classification criteria enumerated under U.S. GAAP. The Company determined that the common stock purchase warrants do not contain fixed settlement provisions because the exercise price is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants.

As such, the Company was required to record the warrants which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Research and Development

Research and development (“R&D”) expenses are charged to operations as incurred. During the years ended December 31, 2013 and 2012, and the period from August 4, 2011 (inception) to December 31, 2013, the Company incurred R&D expenses of $158,352, $212,500 and $584,602, respectively.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of December 31, 2013 and 2012 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

	December 31,
	2013	2012
Warrants to purchase common stock	10,429,900	2,629,000
Options to purchase common stock	812,500	2,000,000
Shares issuable upon conversion of convertible notes and accrued interest	953,560	-
Series A Convertible Preferred Stock	2,457,269	2,200,000
Series B Convertible Preferred Stock	623,779	309,900

Totals	15,277,008	7,139,800

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

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of December 31, 2013 and 2012 measured at fair value on a recurring basis are summarized below:

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$1,248,943	$—	$—	$1,248,943

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$730,174	$—	$—	$730,174

The Company determined that the warrants issued in connection with certain Preferred Stock financing transactions and the conversion option and warrants related to certain convertible notes (See Note 5) did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise prices were subject to adjustment based on certain subsequent equity issuances. Accordingly, the Company was required to record the warrants and conversion option as liabilities and mark to market all such derivatives to fair value each reporting period. Such instruments were classified within Level 3 of the valuation hierarchy.

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

The fair value of the Company’s warrant liabilities is estimated using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes valuation model (see Note 6). Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Warrants on the Company’s consolidated statements of operations. From August 4, 2011 (inception) to December 31, 2013, there were no transfers between levels in the fair value hierarchy.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

	2013	2012
Balance - Beginning of period	$730,174	$580,000
Derivative instruments issued	438,375	83,673
Change in fair value of derivative liabilities	80,394	66,501

Balance - End of period	$1,248,943	$730,174

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the consolidated financial statements were issued.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2013 and December 31, 2012 are presented below:

	2013	2012
Deferred Tax Assets:
Net operating loss carryforward	$1,247,206	$941,555
Stock based compensation	50,500	—

Total Deferred Tax Asset	1,297,706	941,555
Valuation allowance	(1,297,706)	(941,555)

Deferred Tax Asset, Net of Valuation Allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
U.S. federal statutory rate	(34.0)%	(34.0)%
State and local tax, net of federal benefit	(2.4)%	(3.6)%
Change in fair value of derivative liability and other permanent differences	7.2%	(3.4)%
Change in valuation allowance	29.2%	41.0%

Income tax provision (benefit)	0.0%	0.0%

The income tax provision (benefit) for the year ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Federal
Current	$—	$—
Deferred	(333,108)	(851,406)
State and Local
Current	-	-
Deferred	(23,043)	(90,149)
Valuation Allowance	356,151	941,155

Income Tax Provision (Benefit)	$—	$—

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income Taxes (continued)

The Company files its income tax returns in the U.S. federal jurisdiction and the state of Florida. The Company’s federal and state income tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2010.

At December 31, 2013 and 2012, the Company had approximately $3,431,000 and $2,298,000 of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2027 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. Based upon a preliminary evaluation, management has determined that $802,671 of the Company’s net operating loss carryovers are subject to an annual limitation under Section 382.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance. As of December 31, 2013 and December 31, 2012, the change in valuation allowance was $356,157 and $941,155, respectively.

Note 5 – Senior Secured Convertible Note s

On March 13, 2013, (the “Initial Closing Date’), in connection with its offering of Senior Secured Convertible Notes (the “Notes”) the Company entered into a securities purchase agreement (the “Purchase Agreement”) and issued a Note to one investor in the principal amount of $210,000. The Notes are collateralized by all of the assets of the Company and bear interest at a rate of 15% per annum, compounded quarterly. Principal and accrued interest on the Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.50 per share (the “Initial Conversion Price”). Principal and accrued interest on the Notes are due and payable twenty-four (24) months from the date of the Purchase Agreement (the “Maturity Date”). The investor also initially received a warrant exercisable for a period of five years from issuance to purchase 1,400,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $1.50 per share. The warrant contains certain cashless exercise provisions. The Note and Warrant Shares are subject to certain registration rights. Subsequent to the Initial Closing Date, the Company revised the terms of the Note offering to increase the number of warrants to 1,050,000 per $105,000 invested, and issued an additional 700,000 warrants to the investor. As a result of issuing the additional warrants, for the year ended December 31, 2013, the Company recorded a charge of $35,000 related to the modification of the note.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Senior Secured Convertible Note s (continued)

Between June 20, 2013 and June 24, 2013, the Company sold additional Notes and entered into and consummated an Amended and Restated Securities Purchase Agreement, with two accredited investors, whereby the Company sold additional Notes in the aggregate principal amount of $525,000. The investors also received warrants exercisable for a period of five years from issuance to purchase an aggregate of 5,250,000 Warrant Shares at an initial exercise price of $1.50 per share.

The Initial Conversion Price and the initial exercise price of the Warrant Shares are subject to full-ratchet price protection in the event that the Company issues or sells, or is deemed to have issued or sold, subject to certain standard exceptions, any shares of its common stock or securities convertible into common stock for consideration per share less than the Initial Conversion Price. As such, the Company determined that the conversion option and warrants, as originally issued, did not contain fixed settlement provisions due to price protection adjustments based on certain subsequent equity issuances. As such, the Company was required to record the conversion option and warrants as derivative liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2013.

On December 31, 2013, the Company sold additional convertible promissory notes (the “December 2013 Notes) to two accredited investors in the aggregate principal amount of $150,000 pursuant to a new round of convertible debt financing and the Company entered into a Securities Purchase Agreement with such investors (the “December Purchase Agreement”). The December 2013 Notes are collateralized by all of the assets of the Company and bear interest at a rate of 15% per annum, compounded quarterly. Principal and accrued interest on the December 2013 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.00 per share. Principal and accrued interest on the Notes are due and payable twenty-four (24) months from the date of the December Purchase Agreement. The investors also initially received warrants exercisable for a period of five years from issuance to purchase an aggregte of 450,000 shares of the Company’s common stock (the “December Warrant Shares”) at an initial exercise price of $1.00 per share. The warrant contains certain cashless exercise provisions. The December 2013 Notes and December Warrant Shares are subject to certain registration rights. As a result of the December Warrant Shares being issued at an initial exercise price of $1.00 per share, the exercise price of the Warrant Shares issued in March 2013 under the “Purchase Agreement” and the Warrant Shares issued in June 2013 under the Amended and Restated Securities Purchase Agreement adjusted from $1.50 per share to $1.00 per share due to full-ratchet price protection provision.

The cumulative gross proceeds of the Notes and December 2013 Notes in the amount of $885,000 for the year ending December 31, 2013. The Notes were recorded net of a debt discount of $438,375. The debt discount consisted of $430,500 related to the fair value of the warrants and $7,875 related to the fair value of the embedded conversion option. The warrants and conversion option were valued using a compound option model that includes characteristics of both a binomial lattice and the Black-Scholes formula and measured at fair value on a recurring basis through December 31, 2013 (See Note 3). The cumulative gross proceeds of the December 2013 Notes which aggregated $150,000 were recorded net of a discount of $46,550 relating to the relative fair value of the December Warrant Shares. The aggregate debt discount of $484,925 is being accreted over the term of the notes. Accordingly, the Company recorded a charge of $150,716 to interest expense for the year ended December 31, 2013.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Deficiency

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

Preferred Stock

Series A Preferred Stock

Each share of Series A Preferred Stock will accrue cumulative dividends at a rate of 8% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series A Preferred Stock until paid. As of December 31, 2013 and 2012, accrued dividends for the Series A Preferred Stock was $358,056 and $183,812, respectively.

Upon any liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to be paid, prior to the common stock or any other securities that by their terms are junior to the Series A Preferred Stock, the original issue price of the Series A Preferred Stock, plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro-rata among the shares of Series A Preferred Stock. As of December 31, 2013, the liquidation value of the Series A Preferred Stock was $2,457,269.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Series B Preferred Stock

On October 10, 2012, the Company sold 3,099 shares of its Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) and five-year common stock purchase warrants to purchase 309,900 shares of the Company’s common stock at an initial exercise price of $2.62 per share (the “Series B Warrants”) in a private placement to accredited investors (the “October 2012 Private Placement”) for aggregate cash proceeds of $542,325.

At any time prior to the third anniversary of the initial date of issuance, any holder of the Series B Preferred Stock may convert all or a portion of their shares into shares of the Company’s common stock. The conversion price of each share of Series B Preferred Stock is equal to the sum of the “stated value” of the Series B Preferred Stock being converted ($175.00) divided by the conversion price then in effect (initially $1.75 per share, currently $1.00 per share). Upon the third anniversary of the date of issuance, each share of Series B Preferred Stock still outstanding, unless there is an event of default (as defined), will automatically convert into shares of Common Stock at the then effective conversion ratio.

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

The Company determined that the warrants, as originally issued, did not contain fixed settlement provisions because the exercise price was subject to adjustment based on certain subsequent equity issuances. As such, the Company was required to record the warrants which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value each reporting period through December 31, 2013.

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

Each share of Series B Preferred Stock will accrue, on a pari passu basis with holders of the Series A Preferred Stock, cumulative dividends at a rate of 12% per annum. All dividends will be paid in shares of common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid. Such dividends shall compound annually and be fully cumulative, and shall accumulate from the date of original issuance of the Series B Preferred Stock until paid. As of December 31, 2013 and 2012, accrued dividends for the Series B Preferred Stock was $81,454, and $14,620, respectively.

Upon any liquidation of the Company, the holders of the Series B Preferred Stock will be entitled to be paid on a pari passu basis with holders of the Series A Preferred Stock, prior to the common stock or any other securities that by their terms are junior to the Series B Preferred Stock, the original issue price of the Series B Preferred Stock, plus all accrued and unpaid dividends. To the extent the proceeds of liquidation are insufficient to pay such amounts in full, the proceeds available will be allocated pro-rata among the shares of Series B Preferred Stock on a pari passu basis with holders of the Series A Preferred Stock. As of December 31, 2013, the liquidation value of the Series B Preferred Stock was $623,779.

During the year ended December 31, 2013, the Company issued Senior Secured Convertible Notes with an initial conversion price of $1.00 per share (see Note 5). Due to certain ratchet provisions relating to the Company’s Series B Convertible Preferred Stock, the Company reduced the per share conversion price of certain previously issued shares of Series B Convertible Preferred Stock from $1.75 to $1.00. As of December 31, 2013, the Company’s issued and outstanding shares of Series B Convertible Preferred Stock are convertible into 542,325 shares of common stock. In addition, as of December 31, 2013, the Company recorded accrued dividends convertible into 81,454 shares of common stock resulting in an aggregate of 623,779 shares of common stock. Since the Company’s Certificate of Designations setting for the relative rights and preferences of the Series B Convertible Preferred Stock (the “Certificate of Designations”) was deemed to be an equity instrument, the conversion option was considered to have economic characteristics and risks that are clearly and closely related to the Certificate of Designations and the embedded conversion option was not bifurcated from the Certificate of Designations.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Preferred Stock (continued)

Series B Preferred Stock (continued)

In connection with the Series B Preferred Stock, the Company incurred costs with third-parties of approximately $28,222, which were netted against the proceeds received.

Common Stock

In August 2012, the Company entered into a six-month agreement with a consultant to provide investor relations services. Pursuant to the agreement the Company agreed to issue 35,000 common stock shares as part of the compensation to the consultant. As of December 31, 2013, the Company recorded an expense relating to the shares of $20,650 as General and Administrative Expenses in the accompanying consolidated statement of operations.

In October 2012, the Company entered into an agreement with a consultant to provide investor relations services. Pursuant to the agreement the Company agreed to issue 10,000 common stock shares as part of the compensation to the consultant. During the year ended December 31, 2012, the Company recorded an expense relating to the shares of $5,800 as General and Administrative Expenses in the accompanying consolidated statement of operations.

In July 2013, pursuant to the terms of the Company’s Series A Cumulative Convertible Preferred Stock, the Company issued 109,728 shares of common stock as the result of a conversion of 100,000 shares of Series A Cumulative Convertible Preferred Stock, and accumulated dividends of $9,728.

Options

In April 2012, the Company granted to certain Directors options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $2.30 per share, of which 50,000 options vested on the date of grant and 50,000 options shall vest on the first anniversary of the date of grant, provided such directors are currently serving as board members on such date. The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of these options is $1,190 based on the Black-Scholes option pricing model.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Options (continued)

In June 2012, the Company granted to a Director, an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.97 per share, of which 25,000 options vested on the date of grant and 25,000 options shall vest on the first anniversary of the date of grant, provided such director is currently serving as a board member on such date.

The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of this option is $905 based on the Black-Scholes option pricing model.

In August 2012, the Company granted to a Director, an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.88 per share, of which 25,000 options vested on the date of grant and 25,000 options shall vest on the first anniversary of the date of grant, provided such director is currently serving as a board member on such date. The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of this option is $1,022 based on the Black-Scholes option pricing model.

In August 2012, the Company granted to certain Advisory Board Members, options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.82 per share, of which 50,000 options vested on the date of grant and 50,000 options shall vest on the first anniversary of the date of grant, provided such Advisory Board Members are currently serving as board advisory members on such date. The options shall expire on the fourth anniversary of the applicable vesting date. The fair value of these options is $7,587 based on the Black-Scholes option pricing model.

In October 2012, as part of an employment agreement entered into with the Company’s President, Chief Executive Officer and Chief Financial Officer (see Note 7), the Company issued stock options to purchase an aggregate of 1,700,000 shares of the Company’s common stock at an exercise price of $1.55 per share, which was the closing sale price of the Company’s common stock on the date the agreement was executed; 250,000 of such options were fully vested upon execution of the agreement, 250,000 options vested on December 31, 2012 and the remaining options were to vest based upon the Company meeting certain Performance Measurements as defined in the agreement. Each option is exercisable for a period of four years from the date of vesting of the options. The fair value of the vested options not subject to performance criteria are $76,392 based on the Black-Scholes option pricing model.

During the year ended December 31, 2013, the Company granted an aggregate of 75,000 options to purchase common stock to certain directors with exercise prices between $0.11 and $0.52 per share. The options have a 5 year term, vest on the one-year anniversary of the date of grant if such individual continues to serve as a director of the Company on such date and have an aggregate grant date fair value of $5,310 based on the Black-Scholes option pricing model.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Options (continued)

As of December 31, 2013, stock options to purchase an aggregate of 1,262,500 shares of the Company’s common stock were forfeited by a former executive officer and certain directors and advisory board members as the result of their resignations.

The Company recorded $5,625, $133,295 and $138,920 of stock based compensation expense for the years ended December 31, 2013 and 2012, and for the period from August 4, 2011 (Inception) to December 31, 2013, respectively.

As of December 31, 2013, there was $1,550 of total unrecognized compensation expense related to unvested employee stock options not subject to performance criteria.  This expense is expected to be recognized over a remaining weighted-average period of approximately 0.5 year.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry. The Company estimated forfeitures related to option grants at an annual rate of 0% per year for options granted during the years ended December 31, 2013 and 2012. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ (Deficiency) Equity (continued)

Options (continued)

The following assumptions were used in estimating the fair value of stock options granted during the years ended December 31, 2013 and 2012:

	2013	2012
Weighted Average Exercise Price	$0.37	$1.62
Expected Life	2 years	2-5 years
Volatility	125.0%	50.0%
Dividend Yield	0%	0%
Risk-free interest rate	0.30% - 1.62%	0.41%
Weighted Average Grant Date Fair Value of Options Issued	$0.37	$1.70

A summary of the Company’s options outstanding and exercisable is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance – January 1, 2012	-	-	-
Granted	2,000,000	1.62	5.18
Exercised	-
Cancelled	-
Balance – December 31, 2012	2,000,000	1.62	5.18	$—
Granted	75,000	0.37	4.48
Exercised	-
Cancelled	1,262,500	1.57	-
Balance – December 31, 2013	812,500	1.58	3.04	$—
Balance – December 31, 2013 (exercisable)	737,500	1.70	2.89	$—

Options outstanding at December 31, 2013 have an exercise price of $0.11 to $2.30 per share.

Warrants

The following table summarizes the Company’s warrant activity through December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2012	2,320,000	$1.00	2.96
Granted	309,900	$1.00	3.78

Warrants outstanding at December 31, 2012	2,629,900	$1.00	3.06

Granted	7,800,000	$1.00	4.43
Expired	—	—	—
Exercised	—	—	—

Warrants outstanding at December 31, 2013	10,429,900	$1.00	4.08	$—
Warrants outstanding at December 31, 2013 (exercisable)	10,429,900	$1.00	4.08	$—

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2013 and 2012.

Operating Leases

On April 24, 2013, the Company entered into a commercial lease agreement in West Palm Beach, Florida under a one year operating lease that commenced on June 1, 2013 at the rate of $1,020 per month.  This lease agreement superceded a previous six month operating lease that commenced on December 1, 2012 at the rate of $975 per month.

On May 25, 2012, the Company entered into a commercial lease agreement in Rome, Italy under a one-year operating lease that commenced on June 1, 2012 at the rate of approximately $1,300 per month. In May 2013, the lease agreement was extended for an additional year at the same terms.

Aggregate rent expense for the years ended December 31, 2013 and 2012 was $29,344 and $9,180, respectively. Aggregate rent expense for the period from August 4, 2011 (inception) to December 31, 2013 was $38,524. As of December 31, 2013, future minimum rental payments on the Company’s operating leases aggregated approximately $10,300.

Employment and Separation Agreements

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

BEESFREE, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Commitments and Contingencies (continued)

Employment and Separation Agreements

On October 19, 2012, the Company announced that David W. Todhunter was appointed as the Company’s President and Chief Executive Officer in addition to being the Company’s Chief Financial Officer and entered into a new employment agreement (the “Agreement”). The Agreement was to initially expire on December 31, 2015. Under the terms of the Agreement, Mr. Todhunter was to receive an initial annual base salary of $126,000 until March 31, 2013 with future salary adjustments subject to certain terms and conditions. In addition, Mr. Todhunter was to be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of the Board of Directors of up to fifty (50%) percent of his annual salary. Upon execution of the Agreement, Mr. Todhunter was also issued certain stock options (See Note 6).

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

On November 6, 2012, the Company entered into a three-year consulting service agreement with Dr. Francesca del Vecchio, pursuant to which Dr. del Vecchio will continue to lead and manage all research and development activities in connection with the Company’s BeesVita Plus™ and other products. During the first year of the Consulting Agreement, Dr. del Vecchio will be paid $7,750 per month. Dr. del Vecchio’s compensation for the two remaining years of the Consulting Agreement will be determined by the mutual consent of the Company and Dr. del Vecchio. Dr. del Vecchio is the spouse of the Chairman of the Company’s Board of Directors.

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

Note 8 – Subsequent events

On February 12, 2014, the Company announced that Steven Elliott was appointed as the Company’s President and Chief Executive Officer and entered into an employment agreement (the “Elliott Agreement”). The Elliott Agreement will initially expire on February 12, 2018. Under the terms of the Elliott Agreement, Mr. Elliott will receive an annual base salary of $240,000 subject to certain terms and conditions. In addition, Mr. Elliott will be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of the Board of Directors of up to fifty (50%) percent of his annual salary. Under the terms of the Elliott Agreement, Mr. Elliott was issued stock options to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share which shall vest as follows (i) 750,000 of such options shall vest upon consummation of a debt or equity financing, or combination thereof, of not less than $3,000,000, (ii) 562,500 options shall vest on the first anniversary of the date of the Elliott Agreement and (iii) the remaining 1,687,500 options shall vest monthly in equal monthly amounts of 46,875 options per month, for each of the 36 months following the first anniversary of the date of the Elliott Agreement.

On April 8, 2014, Steven Elliott resigned as President and Chief Executive Officer of the Company. Subsequently the Company appointed Joseph N. Fasciglione, the interim Chief Financial Officer, to serve as interim President and interim Chief Executive Officer.

On February 12, 2014, the Company entered into a four-year consulting service agreement (the “Consulting Agreement”) with Dr. Andrea Festuccia, PhD. (“Consultant”), pursuant to which Dr. Festuccia will serve as Chief Strategist in enhancing product value, competitiveness and performance for the Company. In consideration for the services to be provided, the Company shall pay Consultant a consulting fee of $240,000 per year payable at a rate of $20,000 per month. Dr. Festuccia is also Chairman of the Company’s Board of Directors.

Between February 14, 2014 and March 7, 2014, the Company has completed the sale of additional December 2013 Notes to two investors who became parties to the December Purchase Agreement. Such investors each invested the principal amount of $100,000. The investors also received warrants exercisable for a period of five years from issuance to purchase an aggregate of 600,000 December Warrant Shares at an initial exercise price of $1.00 per share. The warrant contains certain cashless exercise provisions and the shares of Common Stock underlying the December 2013 Notes and Warrant Shares are subject to certain registration rights.

